Form 10QSB
period 1997-06-30
ON STAGE ENTERTAINMENT INC
filed 1997-09-29
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[] Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

Commission file number   0-92402

                          ON STAGE ENTERTAINMENT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           NEVADA                                         88-0214292
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

 4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                     89103
(Address of Principal Executive Offices)                  (ZIP CODE)

                                 (702) 253-1333
                 Issuer's Telephone Number, Including Area Code

         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at September 2, 1997
 Common Stock, $0.01 par value                           6,584,480

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        PAGE NO.


Part I. Financial Information


       Item 1. Consolidated Financial Statements

                   Balance Sheets.........................................
                   Statements of Operations...............................
                   Statements of Cash Flow................................
                   Notes to Financial Statements..........................

       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and
                   Results of Operations..................................


Part II. Other Information


       Item 1. Legal Proceedings..........................................
       Item 2. Changes in Securities......................................
       Item 3. Defaults upon Senior Securities............................
       Item 4. Submission of Matters to a vote
                   Of Security Holders....................................
       Item 5. Other Information..........................................
       Item 6. Exhibits and Reports on Form 8-K...........................


Signatures................................................................

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            June 30,
                                                                           December 31,       1997
                                                                               1996        (Unaudited)
                                                                           ------------    -----------
Assets
Current assets
      Cash and cash equivalents                                             $   290,751     $    79,844
      Accounts receivable                                                       490,465         400,795
      Inventory                                                                  67,853          79,074
      Deposits                                                                  231,601         437,524
      Prepaid and other assets                                                  236,295         532,077
      Prepaid issue costs                                                             -          97,300
      Pre-opening costs, net                                                    129,180         583,425
                                                                            -----------      ----------
               Total current assets                                           1,446,145       2,210,039
                                                                            -----------      ----------

Property, equipment and leasehold improvements                                3,725,941       4,379,389
Less:  Accumulated depreciation and amortization                             (1,937,718)     (2,212,427)
                                                                            -----------      ----------
Property, equipment and leasehold improvements, net                           2,166,962       1,788,223
                                                                            -----------      ----------

Cost in excess of net assets acquired, net of accumulated amortization           62,123          58,964
    of $1,053 and $3,159
Offering costs                                                                  657,801       1,107,133
Note receivable from stockholder                                                      -         183,046
                                                                             ----------      ----------
                                                                             $3,954,292      $5,726,144
                                                                             ==========      ==========

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
    Accounts payable and accrued expenses                                       599,045       1,145,340
    Accrued payroll and other liabilities                                       621,986         455,846
    Litigation settlement accrual                                               100,000               -
    Current maturities of long-term debt                                        228,510         347,844
    Bridge Notes                                                                      -         556,000
                                                                             ----------      ----------
                 Total current liabilities                                    1,549,541       2,505,030

DYDX LP Loan                                                                    750,000         750,000
Long-term debt, less current maturities                                       1,877,391       2,382,055

Commitments and contingencies

Stockholder's equity  (deficit)                                                       -               -
     Preferred stock, par value $1 per share, 1,000,000 shares
         Authorized; none issued and outstanding                                      -               -
     Common stock, par value $0.01 per share; authorized 25,000,000
          Shares; 4,002,044 and 4,683,331 shares issued and outstanding          40,020          46,833
     Additional paid-in-capital                                                 121,024         642,640
     Accumulated deficit                                                       (383,684)       (600,414)
                                                                             ----------      ----------
          Total stockholder's equity  (deficit)                              $ (222,640)     $   89,059
                                                                             ----------      ----------
                                                                             $3,954,292      $5,726,144
                                                                             ==========      ==========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                                          Three months ended
                                                                                               June 30,
                                                                                    -----------------------------
                                                                                       1996              1997
                                                                                    (Unaudited)       (Unaudited)
                                                                                    -----------       -----------

Net revenues                                                                        $4,266,181        $3,979,685
Direct production costs                                                              1,791,916         1,841,621
Indirect production costs                                                              607,950           728,242
                                                                                    ----------        ----------
Gross profit                                                                         1,866,315         1,409,822
                                                                                    ----------        ----------

Operating expenses
        Selling, general and administrative                                            774,692           814,671
        Depreciation and amortization                                                  170,167           171,868
        Principal stockholder compensation                                              62,500            62,500
                                                                                    ----------        ----------
                   Total operating expenses                                          1,007,359         1,049,039
                                                                                    ----------        ----------

Operating income                                                                       858,956           360,783
Interest expense, net                                                                   52,395            60,141
                                                                                    ----------        ----------
Net income before income taxes                                                         806,561           300,642

Income taxes                                                                             4,019                 -
                                                                                    ----------        ----------
Net income                                                                          $  802,542        $  300,642
                                                                                    ==========        ==========

Net income per share                                                                $     0.20        $     0.06
                                                                                    ==========        ==========

Weighted average number of common and common equivalent shares                       4,112,643         4,783,711
                                                                                    ==========        ==========



                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                                          Six months ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                      1996              1997
                                                                                   (Unaudited)       (Unaudited)
                                                                                   -----------       -----------

Net revenues                                                                        $6,612,935       $6,698,462
Direct production costs                                                              2,946,873        3,304,526
Indirect production costs                                                            1,066,980        1,168,225
                                                                                    ----------       ----------
Gross profit                                                                         2,599,082        2,225,711
                                                                                    ----------       ----------
Operating expenses
        Selling, general and administrative                                          1,308,277        1,822,003
        Depreciation and amortization                                                  293,868          319,109
        Principal stockholder compensation                                             125,000          125,000
                                                                                    ----------       ----------
                   Total operating expenses                                          1,727,145        2,266,112
                                                                                    ----------       ----------

Operating income  (loss)                                                               871,937          (40,401)
Interest expense, net                                                                  133,692          174,010
                                                                                    ----------       ----------
Net income (loss) before income taxes                                                  738,245         (214,411)
Income taxes                                                                             4,019            2,319
                                                                                    ----------       ----------
Net income (loss)                                                                   $  734,226       $ (216,730)
                                                                                    ==========       ==========
Net income (loss) per share                                                               0.18            (0.05)
                                                                                    ==========       ==========
Weighted average number of common and common equivalent shares                       4,112,643        4,367,154
                                                                                    ==========       ==========

                 On Stage Entertainment, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                            Six months ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                          1996             1997
                                                                                      (Unaudited)       (Unaudited)
                                                                                      -----------       -----------
Cash flows from operating activities
       Net income (loss)                                                               $ 734,226        $(216,730)
                                                                                       ---------        ---------
       Adjustments  to  reconcile  net loss to net cash  provided  by (used  in)
            operating activities:
             Depreciation and amortization                                               293,868          319,109
             Issuance of Common Stock to CFO                                                   -          162,129
             Increase (decrease) from changes in operating assets and
                   Liabilities

                           Accounts receivable                                          (134,581)          89,670
                           Inventory                                                     (52,014)         (11,221)
                           Offering costs                                               (156,752)        (449,332)
                           Deposits                                                      (76,423)        (205,923)
                           Pre-opening costs                                              (9,225)        (454,245)
                           Prepaid and other assets                                     (181,422)        (393,082)
                           Accounts payable and accrued expenses                          17,283          546,295
                           Accrued payroll and other liabilities                         222,708         (166,140)
                           Litigation settlement accrual                                       -         (100,000)
                                                                                        ---------       ---------
         Total adjustments                                                               (76,558)        (662,740)
                                                                                        ---------       ---------
Net cash provided by (used in) operating activities                                       657,668        (879,470)
                                                                                        ---------       ---------


Cash used in investing activities
                         Advances on note receivable from stockholder                   (281,000)       (183,046)
                         Capital expenditures                                           (504,894)       (653,448)
                                                                                       ---------       ---------
Net cash used in investing activities                                                   (785,894)      (836,494)
                                                                                       ---------       ---------

Cash used in financing activities
        Repayments under line of credit                                                 (200,000)              -
        Proceeds from line of credit                                                           -         122,000
        Proceeds from long-term borrowing                                              1,135,883         627,391
        Repayments on short-term borrowings                                           ( 114,349)        (119,334)
        Proceeds from Bridge Notes                                                             -         875,000
                                                                                       ---------       ---------
Net cash provided by financing activities                                                821,534       1,505,057
                                                                                       ---------       ---------


Net increase (decrease) in cash and cash equivalents                                     693,308        (210,907)

Cash and cash equivalents at beginning of  period
                                                                                          20,098         290,751
                                                                                       ---------       ---------
Cash and cash equivalents at end of  period                                            $ 713,359       $  79,844
                                                                                       =========       =========

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
        Interest                                                                       $ 137,297       $ 177,008
        Taxes                                                                          $   4,019       $   2,319

Supplemental schedule of non-cash investing and financing activities

During fiscal year 1996 and for the six months ended June 30, 1997, $259,855 and $531,319 of lease assets and obligations were capitalized, respectively.

During the six months ended June 30,1997, the Company borrowed an aggregate of $1,000,000 from 21 private investors, in return for which the Company issued to such investors unsecured non-negotiable notes payable, which accrued interest at an annual rate of 9% and which matured upon the consummation of an initial public offering (the "Bridge Notes"), Common Stock and warrants (the "Bridge Financing"). The Common Stock issued in connection with the Bridge Financing was valued at $440,000. As no consideration was paid for the Common Stock, this amount is considered an original issue discount and amortized over the term of the Bridge Notes.

During the six months ended June 30,1997, the Company exchanged all of its outstanding warrants for 440,755 shares of Common Stock, which had no effect on the Company's earnings.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30,1997

(1)  Basis of  Presentation

The financial statements included herein include the accounts of On Stage Entertainment, Inc. (the "Company"), and its subsidiaries, Legends in Concert Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; and Interactive Events, Inc., a Georgia corporation. In the opinion of the Company's management, all adjustments considered necessary for fair presentation have been reflected in the financial statements. These adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of those expected for the full year. Certain prior year amounts have been adjusted and reclassified to conform to the 1997 presentation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the Company's audited financial statements and footnotes thereto for the year ended December 31, 1996, included in Amendment No. 5 to the Company's Registration Statement on Form SB-2 (Registration No. 333-24681) filed with the Securities and Exchange Commission on August 13, 1997, ("Amendment No. 5"). Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company's December 31, 1996 audited financial statements, have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31,1996, included in Amendment No. 5.

(2)  Subsequent Events

On August 13, 1997, the Company completed an initial public offering of 1,400,000 shares of Common Stock at $5.00 per share and redeemable warrants to purchase 1,610,000 shares of Common Stock at $.10 per Warrant ("Redeemable Warrrants"). The net proceeds to the Company of the offering, after underwriting discounts and commissions, was approximately $6,270,070 (the "Net Offering Proceeds").

Certain of the Net Offering Proceeds were used for new show openings and the repayment of indebtedness. The Company intends to use the remaining balance of the Net Offering Proceeds for additional new show openings, the hiring of additional administrative and sales personnel and for working capital and general corporate purposes.

On August 13, 1997, the Company agreed to forgive a note receivable of $221,521 (including principal and interest at the rate of 8% per annum) due from the Chief Executive Officer and principal stockholder of the Company.

On August 13, 1997, the Company converted $1,714,064 of principal amount currently outstanding under the Company's 8% Amended and Restated Convertible Subordinated Debentures due in January, 1999 (the "Debentures"), into an aggregate of 505,649 shares of Common Stock. The aforementioned conversion was based upon a ratio of 295 shares of Common Stock per each $1,000 principal amount of Debenture. The pending conversion will result in a one time, non-recurring, interest expense charged in the third quarter of fiscal year 1997 in the amount of $194,228 (based on an imputed value of $4.00 per share of Common Stock).

On August 13,1997, the Company paid off, in full, all outstanding principal and accrued interest, $773,014, pursuant to the terms of a $1,000,000 bridge loan agreement, as extended, which was entered into by and between the Company and DYDX Legends Group, L.P. on February 29, 1996 ( "DYDX Loan" ).

On August 13,1997, the Company paid off in full all outstanding principal and accrued interest, $1,036,746, owed by the Company under the Bridge Notes.

(3) Commitments and Contingencies

As set forth in Part II of this Form 10-QSB, the Company is a party to various legal proceedings in which the adverse parties are seeking damages from the Company. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of the Company, the management of the Company does not believe that the final resolution of these matters will have a material adverse effect upon the Company's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's utilization of tax benefits, the seasonal nature of the Company's business, general business strategy, the introduction of new theatrical productions, expansion plans, litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Quarterly Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals | and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements | include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following: (i) The highly competitive nature of the leisure and entertainment market, which includes the market for live theatrical productions, in which the Company competes and the ability of the Company to successfully compete in this market with other production companies for the most desirable commercial and tourist venues; (ii) The ability of the Company to successfully implement its expansion strategy which contemplates the opening of approximately nine additional "four wall" resident productions over the next 24 months; (iii) Future capital needs and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) The outcome of litigation matters; (v) Risks associated with acquisition strategy; (vi) The Company's working capital position ; and (vii) The Company's ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates.

Overview

The Company derives the majority of its revenue from the sale of its theatrical productions to audiences at venues in urban and resort tourist locations and to commercial clients, which include casinos, corporations, theme parks and cruise lines. In addition, the Company generates revenue from the sale of merchandise, food and beverages in certain of its venues, and from to time, from the sale of technical equipment, services to commercial clients, and design and fabrication of sets and props.

The Company classifies its productions (both its resident and limited-run engagements) into two main categories: "at-risk" shows and "low-risk" shows. "At-risk" shows are classified as any of the Company's resident or longer term limited-run productions where the amount of the revenue to be obtained by the Company in connection with the show is uncertain (as is typical in the case of shows produced by the Company at theaters leased and or purchased directly by the Company in urban and resort tourist locations and of shows produced by the Company in certain casino markets like Las Vegas). "Low-risk" shows are contracted productions in which the client guarantees a fee (typical of shows produced by the Company in certain smaller casino markets like Atlantic City and for other commercial clients such as corporations, theme parks and cruise lines).

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue of the Company for the periods presented:

                                                  Three Months Ended    Six Months Ended
                                                  ------------------    ----------------
                                                       June 30,             June 30,
                                                     1996   1997           1996   1997
                                                     -----  -----         ------  -----

Net revenue                                          100.0% 100.0%        100.0%  100.0%

Direct production costs                               42.0   46.3          44.6    49.3

Indirect production costs                            14.3   18.3           16.1    17.4
                                                     -----  -----         ------  ------


Gross profit                                         43.7   35.4           39.3    33.3


Operating expenses
       Selling, general and administrative           18.2   20.5           19.8    27.2

       Depreciation and amortization                  3.9    4.3            4.4     4.8

       Principal stockholder compensation             1.5    1.6           1.9      1.9
                                                     ----   ----          ----    -----

                      Total operating expenses       23.6   26.4           26.1    33.9


Operating income (loss)                              20.1    9.0           13.2    (0.6)


Interest, net                                         1.2    1.5            2.0     2.6
                                                     ----   ----          -----   -----
Net income (loss) before income taxes                18.9    7.5           11.2    (3.2)


Income tax                                            0 .1   0.0           0.1      0.0
                                                     -----  ----          ----    -----

Net income (loss)                                     18.8%  7.5%         11.1%   (3.2)%
                                                     ====== =====         =====   ======


Quarter Ended June 30,1996 versus Quarter Ended June 30,1997

Net Revenues. Net revenue consists of sales of the Company's theatrical productions, concession sales, photo sales, and income from equipment rental. Net revenue for the quarter ended June 30, 1997 decreased by 6.7%, or $286,000, to $3,980,000 from $4,266,000 as compared to the second quarter ended June 30, 1996. Contributing to this decrease were decreases of approximately: (i) $598,000 attributable to the discontinuation of the Legends show at the Grand Palace in Branson, Missouri and (ii) $388,000 attributable to a resident Legends show in Myrtle Beach, South Carolina. These decreases were offset by increases of approximately: (a) $320,000 attributable to limited engagements and corporate events which includes limited engagements of the Legends show at Empress Casino in Joliet, Illinois and Trump's Taj Mahal Hotel and Casino in Atlantic City, New Jersey, which ran in 1997, but not in 1996; (b) $233,000 attributable to the Legends show at the Osmond Family Theater in Branson, Missouri, which ran in 1997, but not in 1996; (c) $16,000 attributable to the resident Legends show at the Imperial Palace in Las Vegas, Nevada; (d) $18,000 attributable to the resident Legends show at Bally's Park Place in Atlantic City, New Jersey; (e) $5,000 attributable to the Legends shows on Premier Cruise Lines; (f) $12,000 attributable to the new resident show in Daytona Beach, Florida, which ran in 1997, but not in 1996; (g) $ 58,000 attributable to other revenue; and (h) $38,000 attributable to management fees from the Legends show in Hawaii.

Direct Production Costs. Direct production costs include salaries for impersonators, stars, singers, dancers, musicians, technical operators, choreographers, wardrobe personnel, production managers and concession personnel, license fees, electronic supplies, lighting, sound, wardrobe, sets, props, and the costs of goods for merchandise and food and beverage. Direct production costs for the quarter ended June 30, 1997 increased by $50,000, or 3%, as compared to the quarter ended June 30, 1996. Direct production costs increased to 46% of net revenue for the quarter ended June 30, 1997, as compared to 42% for the quarter ended June 30, 1996. This increase was primarily attributable to costs associated with increases in salaries, electronic supplies, make-up and wardrobe. The increase was partially offset by a decrease in costs associated with equipment rental, props and production supplies.

Indirect Production Costs. Indirect production costs include salaries for operations, box office, finance and marketing personnel, advertising and promotion, insurance, rent, utilities, property taxes, housing, legal, accounting and travel. Indirect production costs for the quarter ended June 30, 1997 increased by $120,000, or 20%, as compared to the quarter ended June 30, 1996. Indirect production costs increased to 18% of net revenue for the quarter ended June 30, 1997, as compared to 14% for the quarter ended June 30, 1996. The increase was primarily attributable to a higher level of indirect salaries, advertising, promotion and rent.

Selling, General and Administrative. Selling, general and administrative expenses include officers' salaries, finance, operations, development, marketing and technical personnel salaries, office supplies, rent, utilities and legal expenses. Selling, general and administrative expenses for the quarter ended June 30, 1997 increased by $40,000, or 5%, as compared to the quarter ended June 30, 1996. Selling, general and administrative as a percent of net revenues increased to 20% for the quarter ended June 30, 1997, as compared to 18% for the quarter ended June 30, 1996. The insignificant increase in total dollars was primarily due to increases in salaries, auto expense, rent, commissions, corporate advertising and promotion. These increases were partially offset by decreases in costs associated with travel, entertainment, and professional fees.

Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30,1997 increased by $1,700, or 100%, as compared to the quarter ended June 30,1996. The increase was primarily due to increases in depreciation, and goodwill amortization. These increases were partially offset by a decrease of developmental amortization.

Interest Expense, Net. Interest expense is currently incurred and/or was incurred as a result of the following: (i) a term loan with First Security Bank, approximately $61,795 of which was outstanding as of June 30, 1997 and which accrued interest at the annual rate of 11.5%; (ii) the DYDX Loan, approximately $750,000 which accrued interest at the annual rate of 9.0%; (iii) $1,714,064 in Convertible Subordinate Debentures which accrued interest at the annual rate of 9.0%; (iv) $250,000 line of credit with First Security Bank, which accrued variable interest at the rate 1.5% over the First Security of Idaho Index (10% per year as of the facility inception) and is due on demand (the "Line of Credit"). The Line of Credit is scheduled to expire on May 19, 1998; (v) the Bridge Notes of $1,000,000 of unsecured non-negotiable loan notes, Common Stock and warrants. Interest expense for the quarter ended June 30, 1997 increased by $8,000, or 15%, as compared to the quarter ended June 30, 1996. The increase was primarily the result of the Bridge Notes, which was closed on March 26, 1997.

Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the quarter ended June 30,1997.

At December 31, 1996 and for the quarter ended June 30, 1997, the Company had federal net operating loss carryforwards of $657,214 and $957,856, respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

Six Months Ended June 30, 1996 versus Six Months Ended June 30, 1997

Net Revenues. Net revenue for the six months ended June 30, 1997 increased by 1.3%, or $85,000, from $6,613,000 to $6,698,000 as compared to the six months ended June 30, 1996. Contributing to this increase were increases of approximately: (i) $1,013,000 attributable to limited engagements and corporate events which includes limited engagements of the Legends show at Empress Casino in Joliet, Illinois and Trump's Taj Mahal Hotel and Casino in Atlantic City, New Jersey, which ran in 1997, but not in 1996; (ii) $12,000 attributable to the new resident show in Daytona Beach, Florida, which ran in 1997, but not in 1996; and
(iii) $ 64,000 attributable to management fees from the Legends show in Hawaii. These increases were partially offset by decreases of: (a) $609,000 attributable to the discontinuation of the Legends show at the Grand Palace in Branson, Missouri; (b) $105,000 attributable to the resident Legends show at the Imperial Palace in Las Vegas, Nevada; (c) $18,000 attributable to the resident Legends show at Bally's Park Place in Atlantic City, New Jersey; (d) $266,000 attributable to the resident Legends show in Myrtle Beach, South Carolina; (e) $2,000 attributable to the Legends shows on Premier Cruise Lines; and (f) $4,000 attributable to other lost revenue.

Direct Production Costs. Direct production costs include salaries for impersonators, stars, singers, dancers, musicians, technical operators, choreographers, wardrobe personnel, production managers and concession personnel, license fees, electronic supplies, lighting, sound, wardrobe, sets, props, and the cost of goods for merchandise and food and beverage. Direct production costs for the six months ended June 30, 1997 increased by $358,000, or 12%, as compared to the first six months of fiscal 1996. Direct production costs increased to 49% of net revenue for the six months ended June 30, 1997, as compared to 45% for the first six months of fiscal 1996. The increase was primarily attributable to costs associated with increases in salaries, electronic supplies, make-up, wardrobe, and operating supplies. These increases were partially offset by decreases in costs associated with equipment rental, props and production supplies.

Indirect Production Costs. Indirect production costs include salaries for operations, box office, finance, and marketing personnel, advertising and promotion, insurance, rent, utilities, property taxes, housing, legal, accounting and travel. Indirect production costs for the six months ended June 30, 1997 increased by $101,000, or 10%, as compared to the first six months of fiscal 1996. Indirect productions costs increased to 17% of net revenue for the six months ended June 30, 1997, as compared to 16% for the first six months of fiscal 1996. These increases were primarily attributable to increases in salaries, rent and insurance. These increases were offset partially by decreases in advertising, promotion, and travel.

Selling, General and Administrative. Selling, general and administrative expenses include officers' salaries, finance, operations, development, marketing and technical personnel salaries, office supplies, rent, utilities and legal expenses. Selling, general and administrative expenses for the six months ended June 30, 1997 increased by $514,000, or 39%, as compared to the first six months of fiscal 1996. Selling, general and administrative expenses as a percent of net revenues were 27% for the six months ended June 30,1997, as compared to 20% for the first six months of fiscal 1996. The increase was mainly due to increases in costs associated with salaries, auto expense, freight, shipping, office supplies, telephone, commissions, advertising, promotion, and bad debts. These increases were partially offset by a decrease in costs associated with insurance and legal services.

Depreciation and Amortization. Depreciation and amortization for the first six months ended June 30, 1997 increased by $25,000, or 9%, as compared to the first six months of fiscal 1996. The increase was due primarily to new capital additions in existing and new shows.

Interest Expense, Net. Interest expense for the six months of fiscal 1997 increased by $40,000, or 30%, as compared to the first six months of fiscal 1996. The increase in interest expense resulted from the Bridge Notes, which closed on March 26,1997.

Income Taxes. At December 31, 1996 and June 30, 1997, the Company had federal net operating loss carryforwards of $657,214 and $843,944, respectively. Under
Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

Seasonality and Quarterly Results

The Company's business has been, and is expected to remain, highly seasonal, generating the majority of its revenues from April through October. Part of the Company's business strategy is to increase sales in tourist markets that experience their peak seasons from November to March. The Company is exploring opportunities in markets such as Florida and Arizona, domestically, and Australlia, South Africa, China, Singapore, New Zealand, and Hong Kong, abroad. The Company believes that penetration of these markets could help mitigate this seasonality.

The following table sets forth the Company's net revenue for each of the last ten quarters ended June 30, 1997:
                                  Net Revenues
                                ($ in thousands)

                                     March 31,        June 30,         September 30,          December 31,
                                     ---------        --------         -------------          ------------

Fiscal 1995................           $2,319           $2,747             $4,388                $3,321
Fiscal 1996................           $2,347           $4,266             $4,591                $3,074
Fiscal 1997................           $2,719           $3,979


Liquidity and Capital Resources

General

The Company has historically met its working capital and capital expenditures through a combination of cash flow from operations, debt offerings, and traditional bank financing. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the costs associated therewith), that the Company's current cash and cash equivalent balances and anticipated revenues from operations will be sufficient to fund its current expansion strategy and contemplated capital requirements (including those associated with the opening of nine resident "four-wall" productions) for the next 24 months. In the event the Company's plans or assumptions change, or prove to be incorrect, or if balances and/or anticipated revenues otherwise prove to be insufficient, the Company would need to revise its expansion strategy (which revision could include the curtailment, delay or elimination of certain of its anticipated productions or the funding of such productions through arrangements with third parties which would require it to relinquish rights to a substantial portion of its revenues) and/or seek additional financing prior to the end of such period.

For the six months ended June 30, 1996, the Company generated net cash from operations of approximately $658,000. The cash provided by operations was primarily attributable to an increase in revenues and a decrease in direct and indirect production costs offset partially by an increase in selling, general and administrative costs. For the six months ended June 30, 1997, the Company had a net cash deficit from operations of $879,000. This operating deficit was primarily attributable to business seasonality increased selling, general and administrative expenses in anticipation of future growth and offering costs.

The net cash used in investing activities for the six months ended June 30, 1996 and June 30, 1997 of $786,000 and $836,000, respectively, was primarily due to capital expenditures and advances (which were subsequently written off at August 13,1997) to Mr. Stuart, the Company's Chairman and Chief Executive Officer.

Net cash provided by financing activities for the six months ended June 30, 1996 of $ 821,000 was attributable to the DYDX Loan and bank financing. Net cash provided by financing activities for the six months ended June 30,1997 of $1,505,000 was primarily attributable to the Bridge Notes.

At June 30,1997, the Company had a working capital deficit of approximately $295,000, which resulted, primarily, from increases in offering costs and capital expenditures, which were partially offset by proceeds from a line of credit, long-term borrowings and the Bridge Notes.

As of June 30, 1997, the Company had outstanding: (i) A bank term loan in the principal outstanding amount of $61,795, which (a) accrues interest at a rate of 11.5% per annum and (b) becomes due on September 25, 1997; (ii) The DYDX Loan in the principal outstanding amount of $750,000, which (a) accrued interest at a rate of 9% per annum and (b) was paid off in full on August 13, 1997; and (iii) the Bridge Notes in the principal outstanding amount of $1,000,000, which (a) accrued interest at a rate of 7% per annum and (b) were paid off in full on August 13, 1997.

On August 13, 1997, the Company completed an initial public offering of 1,400,000 shares of Common Stock at $5.00 per share and redeemable warrants to purchase 1,610,000 shares of Common Stock at $0.10 per Warrant. The net proceeds to the Company of the offering, after underwriting discounts and commissions, was approximately $6,270,070.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In May 1996, a former performer in the Company's Legends production aboard a vessel owned and operated by Premier Cruise Lines filed a lawsuit in a Florida Circuit Court against the Company alleging bodily injury, pain and suffering, disability, disfigurement, mental anguish and pain, loss of earnings, loss of ability to earn money, and reimbursement for medical expenses and treatment and care for any amount in excess of $15,000 as a result of an injury suffered in the course of his performance. The case was recently dismissed for improper venue and has been refiled by the plaintiffs in another jurisdiction. The Company has filed an answer to the plaintiff's complaint. The matter is currently in the discovery stage of litigation.

In July 1996, an impersonator of Hank Williams, Sr. who performed for the Company, filed suit against the Company in the Circuit Court of Taney County, Missouri. The plaintiff asserts that during one of his performances with the Company, a photograph was taken of him by the Company while in costume and surrounded by dancers and that the picture has been reproduced and published in a Company scrapbook along with other photographs of the Company's impersonators. The plaintiff alleges that the Company misappropriated his name, image and likeness for commercial purposes by publishing and selling the booklets and is claiming damages in the amount of $2,000,000. The Company believes that the plaintiff's claim is without merit since the Company utilized the plaintiff's photograph in its booklets for ten years with the plaintiff's knowledge and without our objection. The Company intends to defend this action by asserting that the appropriation was de minimize in that the picture is only approximately 2" x 4" in size, contains two of the Company's showgirls, identifies the plaintiff as an impersonator of Hank Williams, Sr. and is only one of approximately 50 other photographs contained in the brochure. The Company has filed its answer to the plaintiff's complaint. The matter is currently in the discovery stage of litigation.

In March 1997, a complaint was filed by a shareholder of Grand Strand Entertainment, Inc. ("Grand Strand"), a South Carolina corporation in which Mr. Stuart, the CEO of On Stage Entertainment Inc., is a majority shareholder. The complaint was filed against the "Company", John Stuart and Grand Strand, alleging misappropriation of corporate opportunity and breach of contract. Grand Strand, which was formed solely for the purpose of establishing a Legends production in Myrtle Beach, South Carolina, was granted a license by the Company to use the "Legends in Concert" trademark in connection with such production. The license was contingent upon Grand Strand raising sufficient capital to fund pre-production costs associated with establishing the Legends production which was scheduled to take place at the Surfside Theater in Myrtle Beach. However, since the contingency was not met in a timely manner and the Company was responsible for the lease of the property, the company rescinded the license and funded and operated the production on its own. The plaintiff seeks: (i) a receiver to manage the Legends show produced by Grand Strand; (ii) an accounting of all assets and profits of Grand Strand; (iii) the Company to be prevented from diverting profits to itself or from diminishing the value of Grand Strand's property or other contractual rights; (iv) the Company to pay to Grand Strand all sums found to be due from an accounting of the profits and the losses of Grand Strand caused by the Company's actions; and (v) actual damages for loss of earnings. The Company filed an answer to the plaintiff's complaint, as well as a motion to stay and a motion to compel arbitration. On June 2, 1997, the Court of Common Pleas for Horry County, South Carolina granted such motions. Mr. Stuart has entered into an Indemnification Agreement with the Company and Grand Strand dated February 27, 1997, whereby Mr. Stuart shall indemnify the Company against any liability for any judgments or settlement payments, expenses and or legal fees in connection with any proceeding relating to the grant of the license to Grand Strand. Mr. Stuart has also entered into a Security and Pledge Agreement with the Company dated February 27, 1997 whereby he has pledged and granted a security interest to the Company in 400,000 of his shares of Common Stock of the Company to secure his obligations and performances under the Indemnification Agreement.

Although the Company believes that it has meritorious defenses with respect to all of the foregoing matters which it will vigorously pursue, there can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition or results of operation. To the extent that the Company is required to use the proceeds of this offering in connection with such litigation, the Company will have less resources available to it for other purposes.

ITEM 2.  CHANGES IN SECURITIES.

Use of Proceeds from the Company's Initial Public Offering

The following information is being provided in accordance with Rule 463 of the Securities Act of 1933 (the "Securities Act") and Item 701 of Regulation S-B under the Securities Act. On August 13, 1997, the Company completed an initial public offering of 1,400,000 shares of its Common Stock and Warrants to purchase 1,610,000 shares of its Common Stock (the "Offering").

The effective date of the Company's Registration Statement on Form SB-2 (Registration No. 333-24681) was August 13, 1997.

The Offering commenced on August 13, 1997 and terminated on August 19, 1997, after all securities registered under the Offering were sold.

The managing underwriter of the Offering was Whale Securities Co., L.P.

The  following  classes  of  securities  were  registered  pursuant  to the
Offering: (i) Common Stock, par value $0.01 per share and (ii) Warrants, each to purchase on share of Common Stock at a price of $5.50 at any time commencing August 13, 1998 through and including August 13, 2002; the Warrants are redeemable by the Company upon (i) the consent of the managing underwriter and
(ii) the occurrence of certain other events.

All of the securities  registered in the Offering were sold for the account of the company. There were no selling shareholders in the Offering. The Company registered 1,400,000 shares of Common Stock and Warrants to purchase 1,610,000 shares of Common Stock. The aggregate price of the 1,400,000 shares of Common Stock, before underwriting discounts and commissions, was $7,000,000. The Company sold all 1,400,000 shares of Common Stock, before underwriting discounts and commission, was $161,000. The Company sold all of the Warrants to purchase 1,610,000 shares of Common Stock.

Because the effective date of the Registration Statement was after the ending date for the reporting period, the amount of expenses incurred by the company in connection with the Offering will be provided in the Company's Quarterly Report for the quarter ending September 30, 1997.

The net proceeds to the Company of the Offering were $6,270,070.

Because the effective date of the Registration Statement was after the ending date for the reporting period, the amount of the net proceeds used by the Company for specific uses will be provided in the Company's Quarterly Report for the quarter ending September 30, 1997.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.  OTHER INFORMATION.

NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. Unless otherwise indicated, the location of the exhibit in the previous filing is the same number as listed below.


Exhibit
Number                                    Description

  3.1                Articles of Incorporation of the Registrant. (1)
  3.2                Bylaws of the Registrant. (4)
  4.1                Specimen stock certificate representing the Common Stock. (4)
  4.2                Specimen warrant certificate representing the Warrants. (4)
  4.3                Form of Public Warrant Agreement. (4)
  4.4                Form of Underwriter's Warrant Agreement. (4)
 10.1                Employment Agreement between the Registrant and John W. Stuart. (1)
 10.2                Employment Agreement between the Registrant and David Hope. (1)
 10.3                Employment Agreement between the Registrant and Kiranjit S. Sidhu. (1)
 10.4                Confidentiality and Non-Competition Agreement between the Registrant and John W. Stuart. (1)
 10.5                Confidentiality and Non-Competition Agreement between the Registrant and David Hope. (1)
 10.6                Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S. Sidhu. (1)
 10.7                Amended and Restated 1996 Stock Option Plan. (1)
 10.8                Contribution agreement between the Registrant and John W. Stuart. (1)
 10.9                Security and Pledge Agreement between the Registrant and John W. Stuart relating to contribution of LVHE share. (1)
 10.10               Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE litigation indemnity. (1)
 10.11               Indemnification Agreement between the Registrant, John W. Stuart and
                         Grand Strand Entertainment, Inc. (1)
 10.12               Security and Pledge Agreement between the Registrant and John W. Stuart relating to Grand Strand Entertainment, Inc. litigation indemnity. (1)
 10.13               Lease between the Registrant and Great American Entertainment Company.(3)
 10.14               Entertainment Production Agreement between the Registrant, Imperial
                         Palace, Inc. and John W. Stuart dated December 8, 1995. (4)
 10.15               Agreement between the Registrant and Bally's Park Place, Inc. dated
                         September 1, 1994 and subsequent renewal letter. (4)
 10.16               Agreement between Registrant and Improv West, Inc. (2)
 10.17               Amended and Restated Loan agreement between Registrant and DYDX Legends
                         Group, L.P. (2)
 10.18               Common Stock Purchase Agreement between Registrant and Interactive
                         Events, Inc. (2)
 10.19               Show Production Agreement between the Registrant and Kurz Management.(4)
 10.20               Lease between the Registrant and Burgoyne Properties, Limited. (4)
 27.1                Financial Data Schedule. *

*Filed herewith

     Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated April 7, 1997 (Registration
No. 333-24681)

     Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated June 3,
1997 (Registration No. 333-24681).

     Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 dated June 30,
1997 (Registration No. 333-24681).

     Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 dated August 6,
1997 (Registration No. 333-24681).

(b) Form 8-K - None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ON STAGE ENTERTAINMENT, INC.








Date: September 24, 1997                             /s/ John W. Stuart
      ------------------                             ------------------
                                                     John W Stuart, Chairman
                                                     and Chief Executive Officer









Date: September 24, 1997                            /s/ Kiranjit S. Sidhu
      ------------------                           ---------------------
                                                   Kiranjit S. Sidhu, Senior
                                                   Vice President
                                                   Finance and Administration,
                                                   and Chief Financial Officer