Form 10QSB
period 1997-09-30
ON STAGE ENTERTAINMENT INC
filed 1997-11-14
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from _____________________ to ________________________

Commission file number    0-92402

                          ON STAGE ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                               88-0214292
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                             89103
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (ZIP CODE)

                                 (702) 253-1333
                 Issuer's Telephone Number, Including Area Code

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                    Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                   Outstanding at November 1, 1997
-----------------------------                    -------------------------------
Common Stock, $0.01 par value                                6,584,480

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        PAGE NO.


Part I. Financial Information


        Item 1. Consolidated Financial Statements

                Balance Sheets....................................
                Statements of Operations..........................
                Statements of Cash Flow...........................
                Notes to Financial Statements.....................

        Item 2. Management's Discussion and Analysis Of Financial
               Condition and Results of Operations ...............


Part II. Other Information


        Item 1. Legal Proceedings..................................
        Item 2. Changes in Securities..............................
        Item 3. Defaults upon Senior Securities....................
        Item 4. Submission of Matters to a Vote of Security
                  Holders..........................................
        Item 5. Other Information..................................
        Item 6. Exhibits and Reports on Form 8-K...................



Signatures........................................................

                          PART I. FINANCIAL INFORMATION

                   Item 1. Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                         September 30,
                                                                          December 31,       1997
                                                                              1996        (Unaudited)
                                                                          ------------   -------------
                       Assets
Current assets
      Cash and cash equivalents .......................................   $   290,751    $ 3,593,277
      Accounts receivable .............................................       490,465        674,799
      Inventory .......................................................        67,853         90,861
      Deposits ........................................................       231,601        462,679
      Prepaid and other assets ........................................       236,295        533,023
      Pre-opening costs, net ..........................................       129,180        543,482
                                                                          -----------    -----------
               Total current assets ...................................     1,446,145      5,898,121
                                                                          -----------    -----------

Property, equipment and leasehold improvements ........................     3,725,941      4,804,832
Less:  Accumulated depreciation and amortization ......................    (1,937,718)    (2,407,141)
                                                                          -----------    -----------
Property, equipment and leasehold improvements, net ...................     1,788,223      2,397,691
                                                                          -----------    -----------

Cost in excess of net assets acquired, net of accumulated amortization
    of $1,053 and $5,791 ..............................................        62,123         57,385
Offering costs ........................................................       657,801             --
                                                                          -----------    -----------
                                                                          $ 3,954,292    $ 8,353,197
                                                                          ===========    ===========

                 Liabilities and Stockholder's Equity (Deficit)
Current liabilities
    Accounts payable and accrued expenses .............................   $   599,045    $   781,374
    Accrued payroll and other liabilities .............................       621,986        643,712
    Litigation settlement accrual .....................................       100,000             --
    Current maturities of long-term debt ..............................       228,510        346,534
                                                                          -----------    -----------
                 Total current liabilities ............................     1,549,541      1,771,620

DYDX LP Loan ..........................................................       750,000             --
Long-term debt, less current maturities ...............................     1,877,391        617,959

Commitments and contingencies

Stockholder's equity  (deficit)
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding ......................            --            --
     Common stock, par value $0.01 per share; authorized 25,000,000
          shares; 4,002,044 and 6,584,480 shares issued and outstanding        40,020         66,375
Additional paid-in-capital ............................................       121,024      7,240,504
     Accumulated deficit ..............................................      (383,684)    (1,343,261)
                                                                          -----------    -----------
          Total stockholder's equity  (deficit) .......................      (222,640)     5,963,618
                                                                          -----------    -----------
                                                                          $ 3,954,292    $ 8,353,197
                                                                          ===========    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                     Three months ended
                                                                       September 30,
                                                                 --------------------------
                                                                     1996          1997
                                                                 (Unaudited)    (Unaudited)
                                                                 -----------    -----------
Net revenues .................................................   $ 4,591,738    $ 5,070,727
Direct production costs ......................................     1,630,146      2,288,531
Indirect production costs ....................................       649,541      1,182,281
                                                                 -----------    -----------
Gross profit .................................................     2,312,051      1,599,915
                                                                 -----------    -----------

Operating expenses
        Selling, general and administrative ..................       758,406      1,091,304
        Depreciation and amortization ........................       251,376        282,707
        Principal stockholder compensation ...................        62,500        284,021
                                                                 -----------    -----------
                   Total operating expenses ..................     1,072,282      1,658,032
                                                                 -----------    -----------

Operating income (loss) ......................................     1,239,769        (58,117)
Interest expense, net of interest income of $311 and $24,578 .        68,392        681,084
                                                                 -----------    -----------
Net income  (loss) before income taxes .......................     1,171,377       (739,201)
Income taxes .................................................         1,963          3,644
                                                                 -----------    -----------

Net income (loss) ............................................   $ 1,169,414    $  (742,845)
                                                                 ===========    ===========

Net income (loss) per share ..................................   $      0.29    $     (0.13)
                                                                 ===========    ===========

Weighted average number of common and common equivalent shares     4,112,643      5,675,235
                                                                 ===========    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                       Nine months ended
                                                                          September 30,
                                                                  ---------------------------
                                                                     1996             1997
                                                                  (Unaudited)     (Unaudited)
                                                                  ------------    -----------

Net revenues ..................................................   $ 11,204,673    $ 11,769,189
Direct production costs .......................................      4,577,019       5,593,058
Indirect production costs .....................................      1,716,521       2,350,506
                                                                  ------------    ------------
Gross profit ..................................................      4,911,133       3,825,625
                                                                  ------------    ------------

Operating expenses
        Selling, general and administrative ...................      2,066,683       2,913,307
        Depreciation and amortization .........................        545,244         601,816
        Principal stockholder compensation ....................        187,500         409,021
                                                                  ------------    ------------
                   Total operating expenses ...................      2,799,427       3,924,144
                                                                  ------------    ------------

Operating income  (loss) ......................................      2,111,706         (98,519)
Interest expense, net of interest income of  $1,722 and $27,576        202,084         855,095
                                                                  ------------    ------------
Net income (loss) before income taxes .........................      1,909,622        (953,614)
Income taxes ..................................................          5,982           5,963
                                                                  ------------    ------------
Net income (loss) .............................................   $  1,903,640    $   (959,577)
                                                                  ============    ============

Net income (loss) per share ...................................   $       0.46    $      (0.20)
                                                                  ============    ============

Weighted average number of common and common equivalent shares       4,112,643       4,807,972
                                                                  ============    ============

       On Stage Entertainment, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows

     Increase (Decrease) in Cash and Cash Equivalents

                                                                                     Nine months ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                     1996           1997
                                                                                  (Unaudited)    (Unaudited)
                                                                                  -----------    -----------
Cash flows from operating activities
       Net income (loss) .......................................................   $1,903,640    $ (959,577)
                                                                                   ----------    ----------
       Adjustments to reconcile  net income (loss) to net cash provided by (used
             in) operating activities:
         Depreciation and amortization .........................................      488,020       511,990
         Interest paid in common stock .........................................           --       194,228
         Issuance of Common Stock to CFO .......................................           --       162,129
         Non-cash interest .....................................................           --       444,000
         Forgiveness of  note receivable from stockholder ......................           --       221,521
         Increase (decrease) from changes in operating assets and
                   liabilities
                           Accounts receivable .................................     (137,906)     (184,334)
                           Inventory ...........................................      (28,294)      (23,008)
                           Offering costs ......................................     (354,263)         --
                           Deposits ............................................      (69,118)     (231,078)
                           Pre-opening costs ...................................      (33,052)     (452,131)
                           Prepaid and other assets ............................     (154,013)     (296,728)
                           Accounts payable and accrued expenses ...............       67,009       182,329
                           Accrued payroll and other liabilities ...............      312,901        21,726
                           Litigation settlement accrual .......................           --      (100,000)
                                                                                  -----------   -----------
         Total adjustments .....................................................       91,284       450,644
                                                                                  -----------   -----------
Net cash provided by (used in) operating activities ............................    1,994,924      (508,933)
                                                                                  -----------   -----------

Cash used in investing activities
                         Advances on note receivable from stockholder ..........     (420,039)     (221,521)
                         Capital expenditures ..................................   (1,052,254)     (506,235)
                                                                                  -----------   -----------
Net cash used in investing activities ..........................................   (1,472,293)     (727,756)
                                                                                  -----------   -----------

Cash used in financing activities
         Repayments under line of credit .......................................     (200,000)           --
         Proceeds from short-term borrowing ....................................      196,462            --
         Proceeds from long-term borrowing .....................................    1,000,000            --
         Repayments on long-term borrowing .....................................     (377,577)     (750,000)
         Proceeds from Bridge Notes ............................................           --       875,000
         Payments of Bridge Notes ..............................................           --      (875,000)
         Net proceeds from sale of common stock and warrants ...................           --     5,289,215
                                                                                   ----------   -----------
Net cash provided by financing activities ......................................      618,885     4,539,215
                                                                                   ----------   -----------

Net increase  in cash and cash equivalents .....................................    1,141,516     3,302,526

Cash and cash equivalents at beginning of  period ..............................       20,098       290,751
                                                                                   ----------    ----------
Cash and cash equivalents at end of  period ....................................   $1,161,614    $3,593,277
                                                                                   ==========    ==========

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
        Interest ...............................................................   $  221,664    $  218,879

        Taxes ..................................................................   $    5,982    $    5,963

Supplemental schedule of non-cash investing and financing activities

During the nine months ended September 30, 1996 and 1997, $307,000 and $704,000 of lease assets and obligations were capitalized, respectively.

During the nine months ended September 30, 1997, On Stage Entertainment, Inc., a Nevada corporation , borrowed an aggregate of $1,000,000 from 21 private investors, in return for which the Company issued to such investors unsecured non-negotiable notes payable, which accrued interest at an annual rate of 9% and which matured upon the consummation the initial public offering (the "Bridge Notes"), Common Stock and warrants (collectively, the "Bridge Financing"). The Common Stock issued in connection with the Bridge Financing was valued at $440,000. As no consideration was paid for the Common Stock, this amount is considered an original issue discount and amortized over the term of the Bridge Notes.

During the nine months ended September 30, 1997, the Company exchanged all of its outstanding warrants for 440,755 shares of Common Stock, which had no effect on the Company's earnings.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                September 30,1997


(1)  Basis of  Presentation

The  financial  statements  included  herein  include  the  accounts of On Stage
Entertainment, Inc. ("the Company") and its subsidiaries, Legends in Concert Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; and Interactive Events, Inc., a Georgia corporation. In the opinion of the Company's management, all adjustments considered necessary for fair presentation have been reflected in the financial statements. These adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of those expected for the full year. Certain prior year amounts have been adjusted and reclassified to conform to the 1997 presentation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the Company's audited financial statements and footnotes thereto for the year ended December 31, 1996, included in Amendment No. 5 to the Company's Registration Statement on Form SB-2 (Registration No. 333-24681) filed with the Securities and Exchange Commission on August 13, 1997 ("Amendment No. 5"). Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company's December 31, 1996, audited financial statements, have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such instructions. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31,1996, included in Amendment No. 5.

(2)   Initial Public Offering

On August 13, 1997, the Company completed an initial public offering of 1,400,000 shares of Common Stock at $5.00 per share and redeemable warrants to purchase 1,610,000 shares of Common Stock at $0.10 per Warrant (the "IPO"). The net proceeds to the Company of the offering after underwriting discounts and commissions, was approximately $6,270,070.

(3) Computation of Net Income (Loss) Per Common and Common Equivalent Share

Loss per share data is based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method. Common stock issued by the Company at a price less than the initial public offering price during the twelve months immediately preceding the initial filing of the offering together with common stock options and convertible debt issued during such period with an exercise price less than the IPO price, are treated as outstanding for all periods presented. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 83 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dilutive.

(4)  Commitments and Contingencies

On September 19, 1997, the Company entered into an agreement for the lease of a 500-seat dinner theater located in the Castillo Del Mar Resort in Miami, Florida, commencing on January 1, 1998 (the "Miami Lease"). The Miami Lease is a triple net lease under which the Company will operate its flagship Legends in Concert(R) production, a live tribute show featuring recreations of past and present music and motion picture superstars through the use of impersonators ("Legends"). The Legends show will be performed under a four-wall, at-risk financial structure (as defined below), in accordance with the Company's business plan. The term of the Miami Lease is for five years, subject to certain tenant improvement costs and minimum attendance goals. The Miami Lease provides for a monthly rent of approximately $12,000, which may be paid by means of "rent credits" whereby all expenditures the Company makes in renovating the theater are offset against monthly rent payments on a dollar for dollar basis.

The Company is a party to various legal proceedings in which the adverse parties are seeking damages from the Company. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of the Company, the management of the Company does not believe the final resolution of these matters will have a material adverse effect upon the Company's financial condition and results of operations.

(5)  Subsequent Events

On October 17, 1997, the Company entered into a three year performance agreement with the Sheraton Hotel in Valley Forge, Pennsylvania under which the Company is to present a variety of its live theatrical productions. The agreement provides the Company with the option of taking a split of the gross proceeds derived from the sale of tickets to its variety shows or accepting a guaranteed weekly fee arrangement.

In March 1997, the Company agreed with its underwriter, Whale Securities Co., LP (the "Underwriter"), that it would neither loan nor advance any sums to or on behalf of Mr. Stuart other than those sums advanced to Mr. Stuart from December 31, 1996 through the date of the IPO, without the Underwriter's prior written consent. On October 23, 1997, the Company obtained the written consent of the Underwriter to advance Mr. Stuart the sum of $50,000 (the "Advance"), which Advance bears interest at a rate of 10% per annum, matures one year from the date of the Advance and is evidenced by a promissory note executed by Mr. Stuart in favor of the Company.

(6) Capital Equipment Financing Commitment

On September 29, 1997, First Security Leasing Company, a Utah corporation, approved for the Company a $1,000,000 lease line. Advances under the credit line incur interest at rate of 9.75% per annum. The financing commitment will expire on September 29, 1998. As of September 30, 1997, there were no amounts outstanding under the line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's utilization of tax benefits, the seasonal nature of the Company's business, general business strategy, the introduction of new theatrical productions, expansion plans, litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Quarterly Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or expressions of similar import. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements - include, without limitation and in addition to those discussed in the various documents filed by the Company with the Securities and Exchange Commission, the following: (i) the highly competitive nature of the leisure and entertainment market, which includes the market for live theatrical productions, in which the Company competes and the ability of the Company to successfully compete in this market with other production companies for the most desirable commercial and tourist venues; (ii) the ability of the Company to successfully implement its expansion strategy which contemplates the opening of approximately nine additional "four wall" resident productions over the next 24 months; (iii) future capital needs and the uncertainty of additional funding (whether through financial markets, collaborative or other arrangements with strategic partners, or from other sources); (iv) the outcome of litigation matters; (v) risks associated with acquisition strategy; (vi) the Company's working capital position ; (vii) the ability of the Company to utilize certain operating loss carryforwards; and (viii) the Company's ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates.

Overview

The Company derives the majority of its revenue from the sale of its theatrical productions to audiences at venues in urban and resort tourist locations and to commercial clients, which include casinos, corporations, theme parks and cruise lines. In addition, the Company generates revenue from the sale of merchandise, food and beverages in certain of its venues, and from time to time, from the sale of technical equipment, services to commercial clients, and design and fabrication of sets and props.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue of the Company for the periods presented:

                                                         Three Months Ended   Nine Months Ended
                                                         ------------------   -----------------
                                                            September 30,       September 30,
                                                            1996      1997      1996     1997
                                                           ------    ------    ------   ------
Net revenue                                                100.0%    100.0%    100.0%   100.0%
Direct production costs                                     35.5      45.1      40.8     47.5
Indirect production costs                                   14.1      23.3      15.3     20.0
                                                           ------    ------    ------   ------
Gross profit                                                50.4      31.6      43.9     32.5
                                                           ------    ------    ------   ------
Operating expenses
       Selling, general and administrative                  16.5      21.5      18.4     24.8
       Depreciation and amortization                         5.5       5.6       4.9      5.1
       Principal stockholder compensation                    1.4       5.6       1.7      3.5
                                                           ------    ------    ------   ------
                      Total operating expenses              23.4      32.7      25.0     33.4
                                                           ------    ------    ------   ------

Operating income (loss)                                     27.0      (1.1)     18.9     (0.9)

Interest, net                                                1.5      13.4       1.8      7.3
                                                           ------    ------    ------   ------

Net income (loss) before income taxes                       25.5     (14.5)     17.1     (8.2)

Income tax                                                   0.4       0.1       0.1      0.1
                                                           ------    ------    ------   ------

Net income (loss)                                           25.1%    (14.6%)    17.0%    (8.3%)
                                                           ======    ======    ======   ======

Quarter Ended September 30, 1996 versus Quarter Ended September 30, 1997

Net Revenues. Net revenue consists of sales of the Company's theatrical productions, concession sales, photo sales, and income generated from equipment rental. Net revenue for the quarter ended September 30, 1997, increased by $479,000, or 10.4%, to $5,071,000 from $4,592,000 as compared to the third quarter ended September 30, 1996. Contributing to this increase were increases of approximately: (i) $642,000 attributable to the Legends show at the Osmond Family Theater in Branson, Missouri, which ran in 1997, but not in 1996; (ii) $39,000 attributable to a resident Legends show at the Imperial Palace in Las Vegas, Nevada; (iii) $5,000 attributable to the Legends show at Bally's Park Place in Atlantic City, New Jersey; (iv) $366,000 attributable to the new
Legends show in Daytona Beach, Florida; (v) $369,000 attributable to limited engagements and corporate events which includes limited engagements of the Legends show at Empress Casino in Joliet, Illinois and the Company's joint venture (Camouflage Aux Folles(R)) show at Trump's Taj Mahal Hotel and Casino in Atlantic City, New Jersey, which ran in 1997, but not in 1996; (vi) $76,000 attributable to other revenue; and (vii) $39,000 attributable to management fees from the Legends show in Hawaii. These increases were partially offset by decreases of approximately: (a) $115,000 attributable to a resident Legends show in Myrtle Beach, South Carolina; (b) $909,000 attributable to the Legends show at the Grand Palace in Branson, Missouri, which ran in 1996, but not in 1997; and (c) $33,000 attributable to the Legends shows on Premier Cruise Lines.

Direct Production Costs. Direct production costs include salaries for impersonators, stars, singers, dancers, musicians, technical operators, choreographers, wardrobe personnel, production managers and concession personnel, license fees, electronic supplies, lighting, sound, wardrobe, sets, props, and the costs of goods for merchandise and food and beverage. Direct production costs for the quarter ended September 30, 1997 increased by $658,000 or 40.4%, as compared to the quarter ended September 30, 1996. Direct production costs increased to 45.1% of net revenue for the quarter ended September 30, 1997, as compared to 35.5% for the quarter ended September 30, 1996. This increase was primarily attributable to costs associated with increases in salaries, electronic supplies, make-up and wardrobe. The increase was partially offset by a decrease in costs associated with props and production supplies.

Indirect Production Costs. Indirect production costs include salaries for operations, box office, finance and marketing personnel, advertising and promotion, insurance, rent, utilities, property taxes, housing, legal, accounting and travel. Indirect production costs for the quarter ended September 30, 1997 increased by $533,000 or 82.0%, as compared to the quarter ended September 30, 1996. Indirect production costs increased to 23.3% of net revenue for the quarter ended September 30, 1997, as compared to 14.1% for the quarter ended September 30, 1996. The increase was primarily attributable to a higher level of indirect salaries, advertising, promotion and rent.

Selling, General and Administrative. Selling, general and administrative expenses include officers' salaries, finance, operations, development, marketing and technical personnel salaries, office supplies, rent, utilities and legal expenses. Selling, general and administrative expenses for the quarter ended September 30, 1997 increased by $333,000, or 43.8 %, as compared to the quarter ended September 30, 1996. Selling, general and administrative as a percent of net revenues increased to 21.5% for the quarter ended September 30, 1997, as compared to 16.5% for the quarter ended September 30, 1996. The increase was primarily due to increases in salaries, auto expense, rent, commissions, corporate advertising and promotion as well as a one time charge of approximately $221,000 resulting from forgiveness of a note receivable from Mr. Stuart. As of August 12, 1997, Mr. Stuart owed the Company a total note receivable, together with principal and interest received thereon (the "Stuart Note"), which the Company forgave, in full, on said date. The Company has agreed with the Underwriter not to loan or advance any further sums to Mr. Stuart in the future, without the prior written consent of the Underwriter. These increases were partially offset by decreases in costs associated with travel, entertainment, and professional fees.

Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30,1997 increased by $31,000, or 12.5%, as compared to the quarter ended September 30, 1996. The increase was primarily due to increases in depreciation and goodwill amortization.

Interest Expense, Net. Interest expense is currently incurred and/or was incurred as a result of the following: (i) a term loan with First Security Bank, approximately $19,091 of which was outstanding as of September 30, 1997, and which accrued interest at the annual rate of 11.5%; (ii) a loan between the Company and DYDX Legends Group, L.P. in the amount of approximately $750,000 which accrued interest at the annual rate of 9.0% (the "DYDX Loan"); (iii) $1,714,064 in principal amount outstanding under the Company's 8% amended and restated Convertible Subordinated Debentures due in January of 1999 (the "Debentures"); (iv) $250,000 line of credit with First Security Bank, which accrued variable interest at the rate of 1.5% over the First Security of Idaho Index (10% per year as of the date of the facility's inception), is due on demand, and which is scheduled to expire on May 19, 1998 (the "Line of Credit"); and (v) $1,000,000 Bridge Notes, which accrued interest at the annual rate of 9%. Interest expense for the quarter ended September 30, 1997, increased by $613,000 or 895.9%, as compared to the quarter ended September 30, 1996. The increase was primarily attributable to a one time, non-recurring, interest expense charges in the amount of $194,000 related to the conversion of the Debentures and the original issue discount of $444,000 related to the Bridge Financing. These increases were partially offset by interest income derived from the investment of approximately 49% of the net proceeds of the IPO.

Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the quarter ended September 30, 1997. Income taxes for the quarters ended September 30, 1996 and 1997, relate to income taxes due in those states other than Nevada in which the Company conducts business.

Nine Months Ended September 30, 1996 versus Nine Months Ended September 30, 1997

Net Revenues. Net revenue for the nine months ended September 30, 1997 increased by $564,000 or 5%, from $11,205,000 to $11,769,000, as compared to the nine months ended September 30, 1996. Contributing to this increase were increases of approximately: (i) $1,142,000 attributable to limited engagements and corporate events which includes limited engagements of the Legends show at the Empress Casino in Joliet, Illinois and the Company's joint ventures ( An Evening at the Improv(R) Spectacular and Camouflage Aux Folles(R)) at Trump's Taj Mahal Hotel and Casino in Atlantic City, New Jersey, each of which ran in 1997, but not in 1996; (ii) $379,000 attributable to the new resident Legends show in Daytona Beach, Florida, which ran in 1997, but not in 1996; (iii) $642,000 attributable to the Legends show at the Osmond Family Theater in Branson, Missouri, which ran in 1997, but not in 1996; (iv) $103,000 attributable to management fees from the Legends show in Hawaii; and (v) $72,000 attributable to other revenue. These increases were partially offset by decreases of: (a) $1,519,000 attributable to the discontinuation of the Legends show at the Grand Palace in Branson, Missouri; (b) $65,000 attributable to the resident Legends show at the Imperial Palace in Las Vegas, Nevada; (c) $12,000 attributable to the resident Legends show at Bally's Park Place in Atlantic City, New Jersey; (d) $142,000 attributable to the resident Legends show in Myrtle Beach, South Carolina; and
(e) $36,000 attributable to the Legends shows on Premier Cruise Lines.

Direct Production Costs. Direct production costs include salaries for impersonators, stars, singers, dancers, musicians, technical operators, choreographers, wardrobe personnel, production managers and concession personnel, license fees, electronic supplies, lighting, sound, wardrobe, sets, props, and the cost of goods for merchandise and food and beverage. Direct production costs for the nine months ended September 30, 1997 increased by $1,016,000, or 22.2%, as compared to the first nine months of fiscal 1996. Direct production costs increased to 47.5% of net revenue for the nine months ended September 30, 1997, as compared to 40.8% for the first nine months of fiscal 1996. The increase was primarily attributable to costs associated with increases in salaries, electronic supplies, make-up, wardrobe, and operating supplies. These increases were partially offset by decreases in costs associated with workers compensation, props and production supplies.

Indirect Production Costs. Indirect production costs include salaries for operations, box office, finance, and marketing personnel, advertising and promotion, insurance, rent, utilities, property taxes, housing, legal, accounting and travel. Indirect production costs for the nine months ended September 30, 1997 increased by $634,000 or 36.9%, as compared to the first nine months of fiscal 1996. Indirect production costs increased to 20.0% of net revenue for the nine months ended September 30, 1997, as compared to 15.3% for the first nine months of fiscal 1996. These increases were primarily attributable to increases in salaries, rent, utilities and insurance. These increases were offset partially by decreases in housing, storage and moving.

Selling, General and Administrative. Selling, general and administrative expenses include officers' salaries, finance, operations, development, marketing and technical personnel salaries, office supplies, rent, utilities and legal expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by $846,000, or 40.9%, as compared to the first nine months of fiscal 1996. Selling, general and administrative expenses as a percent of net revenues were 24.8% for the nine months ended September 30,1997, as compared to 18.4% for the first nine months of fiscal 1996. The increase was mainly due to increases in costs associated with salaries, auto expense, freight, shipping, office supplies, telephone, commissions, advertising, promotion, and bad debts as well as one time charges of approximately $163,000 and $221,000, resulting from the issuance of 40,532 shares of Common Stock to Kiran Sidhu, the Company's Chief Financial Officer and forgiveness of the Stuart Note, respectively. As of August 12, 1997, the Stuart Note, which together with principal and interest totaled $221,000, was forgiven in full. The Company has agreed with the Underwriter not to loan or advance any further sums to Mr. Stuart, without the prior written consent of the Underwriter. These increases were partially offset by a decrease in costs associated with bonus accrual, and legal expenses.

Depreciation and Amortization. Depreciation and amortization for the first nine months ended September 30, 1997, increased by $57,000, or 10.4%, as compared to the first nine months of fiscal 1996. The increase was due primarily to capital additions to existing and new shows.

Interest Expense, Net. Interest expense for the nine months of fiscal 1997 increased by $653,000, or 323.3%, as compared to the first nine months of fiscal 1996. The increase was primarily attributable to one time, non-recurring, interest expense charges of $194,000 related to the conversion of the Debentures and an original issue discount of $444,000 related to the Bridge Financing. These increases were partially offset by interest income earned from the Company's investment of approximately 49% of the net proceeds generated from the IPO.

Income Taxes. At December 31, 1996, and September 30, 1997, the Company had federal net operating loss carryforwards of $657,214 and $1,616,791, respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. Income taxes for the periods ended September 30, 1996 and 1997 relate to income taxes in those states other than Nevada in which the Company conducts business.

Seasonality and Quarterly Results

The Company's business has been, and is expected to remain, highly seasonal, generating the majority of its revenues from April through October. Part of the Company's business strategy is to increase sales in tourist markets that experience their peak seasons from November to March. The Company is exploring opportunities in markets such as Florida and Arizona, domestically, and Australia, Beirut, South Africa, Singapore, New Zealand and Hong Kong, abroad. The Company believes that penetration of these markets could help mitigate this seasonality.

The following table sets forth the Company's net revenue for each of the last eleven quarters ended September 30, 1997:

Net Revenues
                                        ($ in thousands)
                             ------------------------------------------------
                             March 31,  June 30,  September 30,  December 31,
                             ---------  --------  -------------  ------------

Fiscal 1995 ...............   $2,319     $2,747      $4,388         $3,321
Fiscal 1996 ...............   $2,347     $4,266      $4,591         $3,074
Fiscal 1997 ...............   $2,719     $3,979      $5,071

Liquidity and Capital Resources

General

The Company has historically met its working capital and capital requirements through a combination of cash flow from operations, debt offerings and traditional bank financing. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the costs associated therewith), that the Company's current cash and cash equivalent balances and anticipated revenues from operations will be sufficient to fund its current expansion strategy and contemplated capital requirements (including those associated with the opening of nine resident "four-wall" productions) for the next 24 months. In the event the Company's plans or assumptions change, or prove to be incorrect, or if balances and/or anticipated revenues otherwise prove to be insufficient, the Company would need to revise its expansion strategy (which revision could include the curtailment, delay or elimination of certain of its anticipated productions or the funding of such productions through arrangements with third parties which would require it to relinquish rights to a substantial portion of its revenues) and/or seek additional financing prior to the end of such period.

For the nine months ended September 30, 1996, the Company generated net cash from operations of approximately $1,995,000. The cash provided by operations was primarily attributable to an increase in revenues and a decrease in direct and indirect production costs partially offset by an increase in selling, general and administrative costs. For the nine months ended September 30, 1997, the Company had a net cash deficit from operations of $509,000. This operating deficit was primarily attributable to increases in selling, general and administrative expenses made in anticipation of future growth.

The net cash used in investing activities for the nine months ended September 30, 1996, and September 30, 1997, of $1,472,000 and $728,000, respectively, was primarily due to capital expenditures and advances to Mr. Stuart.

Net cash provided by financing activities for the nine months ended September 30, 1996 of $619,000 was attributable to the DYDX Loan and bank financing. Net cash provided by financing activities for the nine months ended September 30, 1997, of $4,539,000 was primarily attributable to proceeds from sale of common stock. This increase in net cash provided by financing activities was partially offset by the repayment of DYDX Loan.

At September 30, 1997, the Company had working capital of approximately $4,127,000, which resulted, primarily, from the proceeds of the sale of common stock. The proceeds from the sale of common stock were partially offset by increases in accounts receivable, inventory, deposits, prepaid, other assets and pre-opening costs.

As of September 30, 1997, the Company had a bank term loan outstanding in the principal amount of $19,091, which accrued interest at a rate of 11.5% per annum. On October 10, 1997, the Company paid off, in full, all outstanding principal and accrued interest.

On August 13, 1997, the Company converted all of the $1,714,064 of principal amount currently outstanding under the Debentures into an aggregate of 505,649 shares of Common Stock. The aforementioned conversion was based upon a ratio of 295 shares of Common Stock per each $1,000 principal amount of Debenture. The conversion resulted in a one time, non-recurring, interest expense charge in the amount of $194,228 (based on an imputed value of $4.00 per share of Common Stock).

On August 13,1997, the Company paid off, in full, all outstanding principal and accrued interest, $773,014, owed by the Company under the DYDX Loan.

On August 19,1997, the Company paid off, in full, all the outstanding principal and accrued interest, $223,228, owed by the Company under the line of credit facility.

On August 13,1997, the Company paid off, in full, all outstanding principal and accrued interest, $1,036,746, owed by the Company under the Bridge Notes.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material developments in the legal matters reported in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

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

The effective date of the Company's Registration Statement on Form SB-2 (Registration No. 333-24681) (the "Registration Statement") was August 13, 1997.

The net proceeds to the Company of the Offering were $6,270,070.

From the effective date of the Registration Statement to September 30, 1997, the Company incurred for its account approximately: (i) $714,000 for underwriting discounts and commissions, (ii) $214,200 for expenses paid to the Underwriter, and (iii) $492,000 for other expenses related to the offering. The total expenses incurred by the Company in connection with the IPO were approximately $706,000, excluding amounts incurred for the Company's account for underwriting discounts and commissions. None of such payments were made to a director, officer, person owning 10% or more of the Common Stock, or an affiliate of the Company.

From the effective date of the Registration Statement to September 30, 1997, the approximate amount of the net offering proceeds to the Company used for various purposes is set forth below:

                   Application                                          Amount
--------------------------------------------------------------        ----------

Repayment of indebtedness ....................................        $2,032,988
Short-term investment (Certificate of Deposit) ...............         1,000,000
Short-term investment (Money Market) .........................         2,471,597
Working capital and general corporate purposes* ..............           765,485
                                                                      ----------
         Total amount applied ................................        $6,270,070
                                                                      ==========

* Includes the payment of fees for professional services rendered in connection with the IPO.

None of the amounts listed above were paid to a director, officer, person owning 10% or more of the Common Stock, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        NONE.

ITEM 5. OTHER INFORMATION.

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. Unless otherwise indicated, the location of the exhibit in the previous filing is the same number as listed below.

 Exhibit
 Number                                    Description

   3.1    Articles of Incorporation of the Registrant. (1)
   3.2    Bylaws of the Registrant. (4)
   4.1    Specimen Stock Certificate Representing the Common Stock. (4)
   4.2    Specimen Warrant Certificate Representing the Warrants. (4)
   4.3    Form of Public Warrant Agreement. (4)
   4.4    Form of Underwriter's Warrant Agreement. (4)
  10.1    Employment Agreement between the Registrant and John W. Stuart. (1)
  10.2    Employment Agreement between the Registrant and David Hope. (1)
  10.3    Employment Agreement between the Registrant and Kiranjit S. Sidhu. (1)
  10.4    Confidentiality and Non-Competition Agreement between the
            Registrant and John W. Stuart.(1)
  10.5    Confidentiality and Non-Competition Agreement between the
            Registrant and David Hope. (1)
  10.6    Confidentiality   and   Non-Competition   Agreement  between  the
            Registrant and Kiranjit S. Sidhu. (1)
  10.7    Amended and Restated 1996 Stock Option Plan. (1)
  10.8    Contribution Agreement between the Registrant and John W. Stuart. (1)
  10.9 Security and Pledge Agreement between the Registrant and John W. Stuart Relating to Contribution of LVHE Shares. (1)
 10.10    Security and Pledge Agreement  between the Registrant and John W.
            Stuart Relating to LVHE Litigation Indemnity. (1)
 10.11    Indemnification Agreement between the Registrant,  John W. Stuart and Grand Strand Entertainment, Inc. (1)
 10.12    Security and Pledge Agreement  between the Registrant and John W.
            Stuart Relating to Grand Strand Entertainment, Inc. Litigation Indemnity. (1)
 10.13    Lease between the  Registrant  and Great  American  Entertainment
            Company. (3)
 10.14    Entertainment   Production   Agreement  between  the  Registrant,
            Imperial Palace,  Inc. and John W. Stuart dated December 8, 1995.
            (4)
 10.15    Agreement  between the  Registrant  and Bally's Park Place,  Inc.
            dated September 1, 1994 and Subsequent Renewal Letter. (4)
 10.16    Agreement between Registrant and Improv West, Inc. (2)
 10.17    Amended and Restated Loan Agreement  between  Registrant and DYDX
            Legends Group, L.P. (2)
 10.18    Common  Stock   Purchase   Agreement   between   Registrant   and
            Interactive Events, Inc. (2)
 10.19    Show  Production   Agreement  between  the  Registrant  and  Kurz
            Management. (4)
 10.20    Lease between the  Registrant and Burgoyne  Properties,  Limited. (4)
  27.1    Financial Data Schedule. *

*  Filed herewith

Filed as an exhibit to the Company's Registration Statement on Form SB-2 dated April 7, 1997 (Registration No. 333-24681)

Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated September 3, 1997 (Registration No. 333-24681).

Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 dated September 30, 1997 (Registration No. 333-24681).

Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 dated August 6, 1997 (Registration No. 333-24681).

(b) Form 8-K - None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ON STAGE ENTERTAINMENT, INC.








Date: November 12, 1997                         /s/ John W. Stuart
                                                --------------------------------
                                                John W Stuart, Chairman
                                                  and Chief Executive
                                                  Officer









Date: November  12, 1997                        /s/ Kiranjit S. Sidhu
                                                --------------------------------
                                                Kiranjit S. Sidhu, Senior
                                                  Vice President, Finance and
                                                  Administration, and
                                                  Chief Financial Officer