Form 10KSB
period 1997-12-31
ON STAGE ENTERTAINMENT INC
filed 1998-03-31
CIK 1035514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual  report  pursuant to section 13 or
      15(d) of the Securities  Exchange Act of 1934
      For the fiscal year ended December 31, 1997
                                       or
[   ] Transition  report pursuant to section 13 or 15(d)
      of the Securities Exchange Act of 1934 For the transition period from ____________ to ___________

                         Commission File Number 0-92402

                          ON STAGE ENTERTAINMENT, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

             Nevada                                              88-0214292
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           4625 W. Nevso Drive
            Las Vegas, Nevada                                       89103
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code: 702-253-1333

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class:                 Name of each exchange on which registered:
---------------------                 ------------------------------------------
       None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
             Redeemable Warrants to purchase shares of Common Stock
             ------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days: YES X   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the most recent fiscal year ended December 31, 1997 were $15,726,074.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on March 20, 1998 was $14,545,745.

The number of shares of the registrant's common stock outstanding as of March 20, 1998 was 7,179,718.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Part II hereof incorporates information by reference from portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

                                TABLE OF CONTENTS

                                                                            Page

PART I....................................................................

Item 1.    Description of Business........................................
Item 2.    Description of Property........................................
Item 3.    Legal Proceedings..............................................
Item 4.    Submission of Matters to a Vote of Security Holders............

PART II...................................................................

Item 5.    Market for Common Equity and Related Stockholder Matters.......
Item 6.    Management's Discussion and Analysis or Plan of Operation......
Item 7.    Financial Statements...........................................
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................

PART III..................................................................

Item  9.   Directors, Executive Officers, Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act..............
Item 10.   Executive Compensation.........................................
Item 11.   Security Ownership of Certain Beneficial Owners and Management.
Item 12.   Certain Relationships and Related Transactions.................
Item 13.   Exhibits, and Reports on Form 8-K..............................

                                     PART I



The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, those identified in pages 9-17 of Amendment No. 5 to the Company's Registration Statement on Form SB-2 filed with the Commission on August 13, 1997
(Registration No. 333-24681), as well as the following: (i) The Company's dependence on its flagship Legends in Concert production and its principal production venues; (ii) The ability of the Company to successfully produce and market new productions and to manage the growth associated with the any new productions; (iii) Risks associated with the Company's acquisition strategy, including the Company's ability to successfully identify, complete and integrate strategic acquisitions; (iv) The Company's ability to obtain financing on commercially reasonable terms; (v) The Company's ability to service its substantial indebtedness; (vi) The competitive nature of the leisure and entertainment industry and the ability of the Company to continue to distinguish its services; (vii) Fluctuations in quarterly operating results and the highly seasonal nature of the Company's business; (viii) The ability of the Company to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates as well as its ability to protect its intellectual property rights; (ix) The ability of the Company to successfully manage the litigation pending against it and to avoid future litigation; and (x) The results of operations which depend on numerous factors including, but not limited to, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

ITEM 1.  Description of Business

General

     The Company produces and markets live theatrical productions and operates live theaters and dinner theaters worldwide. The Company markets its productions, directly and through ticket wholesalers, to audiences at theaters in resort and urban tourist locations. The Company also markets its productions to commercial clients, which include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines. The Company's flagship Legends in Concert(R) production ("Legends") is a live tribute show featuring recreations of past and present music and motion picture superstars through the use of impersonators and is the longest running independently produced production in Las Vegas and Atlantic City. The Company currently has full-scale, resident Legends productions running at the Imperial Palace in Las Vegas, Nevada, Bally's Park Place in Atlantic City, New Jersey, Surfside Theater in Myrtle Beach, South Carolina, Legends Family Theater in Branson, Missouri and at the Estrel Residence & Congress Hotel in Berlin, Germany. In addition, the Company plans to have a resident Legends production, beginning in late April 1998 at the Sheraton Centre in Toronto, Canada. The Company also produces limited-run Legends shows and corporate events and has performed in locations such as the Illinois State Fair, MGM Theme Park and Dollywood Theme Park; in locations as far away as Australia, Russia, China, Africa, Japan and the Philippines; and for major corporate clients such as McDonald's, Hewlett Packard, IBM, Pitney Bowes, Levi Strauss and Texaco. Also, separate from the Legends shows and as discussed below, the Company operates King Henry's Feast, Wild Bill's Dinner Extravaganza and Blazing Pianos(R) ("Blazing Pianos") in the greater Orlando area as well as another Wild Bill's Dinner Extravaganza in Buena Park, California.

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for the Company's productions, the expansion of existing and potential gaming and tourist markets, the Company's exposure to various trends in the gaming industry, its acquisition plans and the benefits the Company anticipates from such acquisitions, the Company's business strategy including its plans to expand its sales network, its intention to develop the convention market and its plans regarding merchandise sales, its outstanding litigation matters and the defenses available to the Company, the seasonality of the Company's business, and liquidity as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects,""anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

     In addition to Legends, the Company has developed and produced 15 other theatrical productions since its founding in 1985, including other tribute-type shows, and a variety of musical reviews, magic, ice and specialty shows. All of the Company's shows are designed to appeal to a broad spectrum of attendees by offering affordable, quality entertainment incorporating experienced talent and state-of-the-art special effects and staging. By offering multiple productions in addition to Legends, the Company seeks to run more than one show in highly visited live entertainment markets, thereby generating increased operating margins due to economies of scale resulting from shared fixed costs and greater market share. In addition, since the Company currently has access to approximately 75 different Legends tribute acts, it can tailor each tribute show to suit the unique demographics of any audience and the size of any venue, and has been able to attract significant repeat business by varying regularly the composition of the acts in its shows.

     For the years ended December 31, 1996 and 1997, approximately 44% and 47%, respectively, of the Company's net revenue was generated from resort and urban tourist markets; approximately 40% and 35%, respectively, of the Company's net revenue was generated in gaming markets, predominantly Las Vegas and Atlantic City; and approximately 15% and 17%, respectively, of the Company's net revenue was generated primarily from various theme and amusement parks, fairs and expositions, meetings and conventions, and cruise lines. Such percentages reflect the Company's growing focus on the establishment of "four-wall" productions (where the Company assumes the responsibility for the cost of the theater, whether leased or purchased, and all of the costs associated with the production and is the recipient of all of the show's potential revenues, profits and/or losses) in resort and urban tourist markets, over which the Company has greater control and, in connection with which, it has more choices available to it. In addition, the profit potential, while riskier, is often substantially greater with such "four-wall" tourist productions than those associated with shows produced by the Company for its casino gaming clients.

     The Company was incorporated on October 30, 1985 under the laws of the State of Nevada as Legends in Concert, Inc. Subsequently, on August 7, 1996, the Company changed its name to On Stage Entertainment, Inc. The Company's principal executive offices are located at 4625 West Nevso Drive, Las Vegas, Nevada 89103, and its telephone number is (702) 253-1333.

Recent Acquisition

     On December 29, 1997, the Company announced the acquisition of certain assets from Gedco USA, Inc. for $14,000,000, consisting of $11,500,000 in cash and 595,238 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") valued at $2,500,000 (the "Gedco Acquisition"). Included in the Gedco Acquisition are substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast, Blazing Pianos piano bar, the Fort Liberty shopping complex that includes a Wild Bill's Dinner ExtravaganzaTheater, each of which is located in greater Orlando, Florida and a second Wild Bill's Dinner Extravaganza Theater located in Buena Park, California. The Gedco Acquisition closed on March 13, 1998. Gerard O'Riordan, President of Gedco USA, Inc., has joined the Company as President of On Stage Theaters, Inc., a wholly-owned subsidiary of the Company that manages the acquired dinner theaters and piano bar as well as other selected theaters.

     For the year ended December 31, 1997, the acquired assets from Gedco USA, Inc. had unaudited revenues of $13,900,000 and earnings before interest, taxes, depreciation and amortization of $2,700,000.

Industry Background

     Resort and Urban Tourist Markets

     In 1996, approximately 96 million Americans planned to take a family vacation trip 100 miles or more away from home. While the most popular destinations for these vacationers included the top gaming sites, Las Vegas and Atlantic City, and the top theme park sites, Orlando and Los Angeles, several emerging resort locations such as Myrtle Beach, Daytona Beach and Virginia Beach were also included.

     Myrtle Beach, which has 99 golf courses and 11 live entertainment venues, was one of the five most popular destinations during the summer of 1996, according to a survey reported by the American Automobile Association. Interestingly, Myrtle Beach enjoys this top tourists rating despite only having 25,000 hotel rooms versus Las Vegas' 105,000 rooms (with 20,750 additional rooms to be completed by 2000). What has historically been a warm weather, golf-oriented resort, is emerging quickly as a year-round resort. The Company's resident Legends production at the Surfside Theater in Myrtle Beach opened in March 1995, with successful results to date.

     In 1996, a record number of 39.2 million tourists visited Orlando, Florida, which was ranked as the top theme park destination for 1996 by the National Tourism Association. Orlando's hotel industry is keeping up with the demands of the visitors with over 85,000 hotel rooms available in 1996, an 8% growth over the prior 4 years. In March 1998, the Company acquired King Henry's Feast, Wild Bill's Dinner Extravaganza and Blazing Pianos, all located in the greater Orlando area.

     Anaheim, California, home of Disneyland, hosted 37.5 million visitors in 1997. The Anaheim Convention Center, in conjunction with Disneyland, has announced a plan to spend over $2 billion over the next five years to revitalize the convention center and surrounding areas, and expand Disneyland. Expansion plans for Disneyland include the construction of (i) a 750-room Craftsman-style hotel, (ii) a second theme park to be named "Disney's Californian Adventure," and (iii) a 200,000 square foot entertainment, dining and retail complex joining the two theme parks. In March 1998, the Company acquired Wild Bill's Dinner Extravaganza performed at the Wild Bill's Dinner Theater in Buena Park, California, which is in close proximity to Anaheim.

     Branson, Missouri attracted 5.8 million visitors to 36 live theater venues in 1995 and was The National Tour Association's number one domestic tour
destination.   Live   entertainment   in   Branson,   predominantly   a  retiree
"day-tripper" market, is atypical of other theater districts, with shows beginning mid-morning and continuing throughout the day and into the evening. The Company has presented Legends in Branson since 1995 for limited runs, with successful results. Recently, based on the Company's favorable experience in the market, the Company decided to "four-wall" in Branson, renting the Christy Lane Theater in August 1997 and renaming it the Legends Family Theater. Legends reopened in Branson at the Legends Family Theater on March 13, 1998.

      The Company believes that there are numerous other emerging urban and resort tourist markets, both in the United States and abroad, where the need exists for quality, affordable live entertainment. The Company is currently researching the suitability of the following urban and resort tourist locations for the production and marketing of resident and/or limited-run Legends shows:

     North America  --     Phoenix,  Arizona;  San  Diego  and  San
                           Francisco,  California;  Orlando and Miami,  Florida;
                           Chicago,  Illinois; New Orleans,  Louisiana; New York
                           City,  New  York;  Corpus  Christi  and  South  Padre
                           Island, Texas; and Montreal and Vancouver, Canada.

     International  --     Australia, England, France, Germany, Japan, Korea,
                           Philippines,  Singapore and Spain.

     Gaming Markets

     There are currently over 600 gaming venues in North America ranging in size from single gaming rooms to large casino hotels. Las Vegas, in Clark County, Nevada, is the largest gaming market in the United States with 79 casino hotels. Over forty of these casino hotels have showrooms featuring live entertainment and actively promote their shows as a means to generate traffic to increase their gaming revenues. In addition, every major hotel and many tourist and visitor centers have in-house ticket reservation services, and tour operators in this market frequently buy blocks of tickets to include in package tours. Legends has been playing at the Imperial Palace in Las Vegas since 1983 and the Company has produced numerous limited engagements and other shows in Las Vegas. The Company is aware of at least four new casino hotel projects in development in Clark County, Nevada that will contain showrooms suitable for live entertainment.

     The second largest gaming market in the United States is Atlantic City, New Jersey with 14 casino hotels. All of these casino hotels contain showrooms which feature live entertainment and provide complimentary tickets to visitors in an attempt to retain them during the evening hours. Furthermore, since casino visitors in this market do not typically expect to pay to attend a live theatrical production, casino executives are often willing to "guarantee" a weekly revenue stream to a producer of live entertainment, which the casino then offers free of charge or at a reduced rate to its customers. The Company currently produces Legends at Bally's Park Place in Atlantic City and Fiesta! Fiesta! at the Trump Taj Mahal, and has produced numerous other shows in this market including Magic!, Magic!, Magic! at the Showboat Hotel and Casino, Cabaret on Ice at Trump's Castle, and Bon Voyage and The Atlantic City Experience at Bally's Park Place. Furthermore, the Company is aware of at least one new casino hotel project under development in Atlantic City and believes that it will also contain a showroom for live entertainment.

     As of the Spring of 1996, 24 states allowed casino gambling, an increase from only two states in 1988. As the number of casino markets has grown, both the number of entertainment venues and the dollars spent on entertainment in these markets have grown as well. This growth is particularly significant since the actual time and dollars spent gambling in these markets has declined. For example, according to a July 1996 article in Forbes, visitors to Las Vegas in 1995 spent 4.1 hours and $114 per day gambling, down from 5.0 hours and $120 per day in 1989, while spending on shows, sightseeing and other activities tripled over this same period to $97 per day per visitor. The Company believes that casinos will increase the entertainment options offered in order to attract visitors and that the continued emergence of new gaming markets, combined with the increasing need for affordable, non-gaming entertainment in such markets, will result in multiple opportunities for Legends and other shows. While there is currently a consolidation trend within the casino gaming industry, it has not, as of yet, resulted in a reduction in the number of casinos currently operating.

     Internationally, there are numerous emerging gaming jurisdictions in which Las Vegas-style casino hotels with live entertainment showrooms are under construction. For example, the Pacific Rim, one of the most recent areas to legalize gaming, is experiencing new construction in the resort locations of Malaysia, the Philippines, New Zealand and Australia. Several Mediterranean islands have had legalized gaming for years. For example, Cyprus has 18 casinos in operation and permits are pending for an additional 30 casinos.

     The Company continuously researches the suitability of existing and potential gaming markets for the production and marketing of new shows, including, in particular:

     North America  --  Reno, Nevada;  Atlantic City, New Jersey; Biloxi and
                        Tunica, Mississippi; Lake Charles and New Orleans, Louisiana; Prior Lake, Minnesota; Rising Sun, Indiana; and St. Louis and Kansas City, Missouri.

     International  --  Auckland,  New Zealand;  Burswood,  Darwin and
                        Melbourne, Australia; Sun City, South Africa; Cyprus; and Turkey.

     While the Company will continue to market its productions to the casino gaming industry, and depend upon it for a significant portion of its revenues, the Company has begun to shift its primary focus away from the casino gaming industry and toward the resort and urban tourist market, as evidenced by the changing composition of the Company's net revenues over the last three years (during such period its revenues from gaming markets decreased from 57% to 35% of its total net revenues and its revenues from resort and urban tourist markets increased from 41% to 64% of its total net revenues). This shift in the Company's primary focus began as a hedge against the declining growth in the casino gaming industry, which has resulted from emerging consolidation trends. If the consolidation trends continue in the casino gaming industry, the Company's exposure to such decreasing growth may be reduced as a result of its shift in primary focus.

     Other Commercial Client Markets

     The Company has also produced limited-run Legends shows (and, in the case of Premier Cruise Lines, resident Legends shows) in the last five years for other types of commercial clients, such as theme parks (Six Flags, MGM Theme Park, Lotte World in Korea), cruise ships (Royal Caribbean Cruise Lines, Singapore Cruise Lines), and at major fairs (Dade County Youth Fair, Illinois State Fair). In addition, in 1996 and 1997, the Company produced approximately 80 and 185 events, respectively, for such diverse clients as McDonald's, Bell South, Home Depot, IBM, Norwest Bank, and Anheuser Busch.

Show Offerings

     The Company has developed and produced 16 different theatrical productions since its founding in 1985. These productions include Legends, other tribute shows, a variety of musical reviews, magic shows, ice skating productions, and specialty shows.

     Legends

     The Company's flagship production "Legends in Concert -- A Tribute to the Superstars of Yesterday and Today," is a live tribute show featuring re-creations of past and present music and motion picture superstars. Conceived by the Company's Chairman and Chief Executive Officer, John W. Stuart, Legends has run continuously at the Imperial Palace in Las Vegas since its debut in 1983 and, since that date, has been performed in over 17 countries. The Company believes it is the premier worldwide producer of superstar tribute shows and has featured 175 impersonation artists portraying over 75 different legends in its 13-year history. In 1996, Legends shows were seen by approximately one million people. In addition to Las Vegas, the Company currently has resident Legends productions in Atlantic City, Myrtle Beach, Branson and Berlin. For the years ended December 31, 1996 and 1997, revenues attributable to Legends productions (including both resident and limited-run engagements) and the sale of related Legends merchandise accounted for approximately 98% and 88%, respectively, of the Company's net revenue.

     The Company's full-scale Legends shows utilize state-of-the-art sound, lighting, and special effects and incorporate numerous backup singers and dancers and feature live orchestras. Smaller-scale Legends shows, such as those performed for corporate events, typically use taped orchestra music. Vocals, however, are performed live in all Legends shows; there is no lip-synching nor are any vocal tapes utilized during any show. Superstars from the past, such as Elvis Presley, Marilyn Monroe and the Beatles, who have maintained their high level of popularity since the time when they performed, are selected for tributes. In addition, the Company selects present superstars who it believes will have similar long-lasting appeal, such as Madonna, Michael Jackson and Dolly Parton. The Legends shows are also versatile in that a casino, hotel, resort or convention has the luxury of selecting the stars it wants to have portrayed, as well as the actual composition of the show, and star lineups can periodically be rotated to accommodate seasonal changes and the unique demographics of any audience. In addition, the size of any Legends show can be tailored to accommodate the budget constraints and profitability goals of most showrooms.

     Other Productions

     In addition to Legends, in 1994, the Company began developing a variety of other tribute and non-tribute show offerings incorporating the same versatility and professionalism as the original Legends production. Non-Legends productions accounted for 1.7% and 9.3% of the Company's net revenue for the years ended December 31, 1996 and 1997, respectively. The Company's non-Legends productions include, among others, the following:

         "The Heroes Of Rock And Roll -- A Tribute To The Musical Artists Of The '50s & '60s." -- a salute to the great musical rock and roll artists of the fifties and sixties such as Richie Valens, Buddy Holly, The Big Bopper, Chuck Berry, Jerry Lee Lewis, Sonny and Cher, The Beach Boys, Aretha Franklin, and John Lennon. Heroes performed in the fall of 1995 at the Primadonna Hotel and Casino in Stateline, Nevada.

         "Glitz -- A Tribute To The History Of Las Vegas." -- a musical revue chronicling the development of Las Vegas from Frank Sinatra and his contemporaries to the rise of modern revue shows, which featured celebrity hosts Marty Allen and Steve Rossi and Australian singer Greg Bonham. Glitz completed a five-month engagement in the summer of 1995 at the Sands Hotel and Casino in Las Vegas.

         "Magic, Magic, Magic!" -- combines master magicians and illusionists with special visual effects, comedy, music and dance. Each magician principal, complemented by a troupe of singers and dancers, performs several different components of magic: sleight-of-hand, comedy magic and grand scale illusion. Magic, Magic, Magic! completed an eleven-week engagement at the Showboat Hotel and Casino in Atlantic City in May 1996 and completed an eight-week engagement at Players Island Casino in Mesquite, Nevada in September 1996.

         "Country Stars On Ice" -- combines performances by World Class skaters with comedic skits by skating clowns and ensemble skating. Country Stars On Ice was performed at the Coliseum Theater in Pigeon Forge during the first 10 months of 1995 and at Trump's Castle (where it was renamed "Cabaret on Ice") in Atlantic City during the last two months of 1995.

         "Atlantic City Experience" -- a 30-minute, five-screen multimedia history chronicling the founding, development and growth of Atlantic City from the 1600's through the introduction of gaming. Atlantic City Experience ran through the summer of 1995 at Bally's Park Place and is an excellent showcase of the Company's multimedia video production capability.

In addition, as a result of the Gedco Acquisition, the Company will be producing the following non-Legends shows:

         "King Henry's Feast" -- a two hour dinner show that takes the patrons back to the time of King Henry VIII. The show includes a sword swallower, a jester, a trapeze act and a sword fight. The show runs every day throughout the year at the Company's King Henry's Feast Castle located in Orlando, Florida.

         "Wild Bills's Dinner Extravaganza" -- a two hour dinner show that features the best of the Wild West. The show includes Indian tribal dances, gun fighting, and showgirls. The show runs every day throughout the year at the Company's Fort Liberty Complex in Kissimmee, Florida and the Wild Bill Dinner Theater in Buena Park, California.

         "Blazing Pianos" -- an interactive piano bar featuring three talented comedic piano players and vocalists, who simultaneously play song requests from patrons on three pianos. The shows run nightly throughout the year at the Company's Blazing Pianos Bar in Orlando, Florida.

Show Acquisition and Development

     Most shows in tourist locations like Myrtle Beach are structured as "four-wall" arrangements, the riskiest type of financial arrangement for the Company. Since the Company believes that Legends and similar brand-name shows are easier to market and implement than new show concepts, as a result of their built-in recognition among ticket and tour wholesalers, it generally intends to implement its "roll-out" strategy in new resort and urban tourist markets only with Legends and similar brand-name shows. As part of its "roll-up" strategy, the Company intends to acquire additional brand-name shows with "roll-out" potential through joint ventures and other arrangements with other production companies. For instance, in October 1996, the Company entered into an agreement with Improv West, Inc. to co-produce a conceptual show entitled An Evening at the Improv(R) Spectacular. Pursuant to the terms of the agreement, Improv West, Inc. granted to the Company the right to use its federally registered trademark and brand-name "Improv(R)" and agreed to assume 50% of the show's pre-production costs in return for co-production billing rights and 50% of all profits generated by the show. In March 1997, the Company began performing An Evening at the Improv(R) Spectacular for the Trump Taj Majal in Atlantic City, where it ran from March 1997 through July 1997. The Company has also identified certain variety, magic, ice and interactive dinner and other theater productions, which it believes, like Legends, have the quality, versatility and broad appeal necessary to succeed in multiple markets.

     In addition to acquiring brand-name shows, the Company, as part of its "roll-up" strategy, will also seek to acquire production companies with show concepts which it believes have the potential to develop into brand-name shows. By leveraging its in-house production expertise and infrastructure, the Company believes it can improve the quality of acquired show concepts, and, by capitalizing upon its already established Legends name and reputation, the Company believes it can improve and/or hasten the marketability of new show concepts.

     In keeping with this "roll-up" strategy, on November 1, 1996, the Company purchased all of the outstanding capital stock of Interactive Events, Inc., a small Atlanta based corporate events company, as well as the rights to two interactive dinner shows, Frankie and Angie Get Married and Wake Up Shamus O'Reilly, in exchange for 30,304 shares of Common Stock and a non-plan option to purchase 15,000 shares of Common Stock, at a price per share equal to the initial public offering price of the Common Stock. Interactive Events, Inc. specializes in producing audience participation theme parties for corporate clients, which it anticipates rolling out to the general public. For example, Frankie and Angie Get Married is a mock New York/Italian wedding in which the audience participates as guests of the wedding families, and Wake Up Shamus O'Reilly is a mock Irish wake with a funeral service. In addition, Interactive Events, Inc. has produced several other audience participation theme parties including its Las Vegas Spectacular, in which a casino is created and participants are allowed to gamble as if they were in a Las Vegas casino.
Interactive Events, Inc. has held these types of theme parties for such corporate clients as the City of Las Vegas, Hyatt Hotels Worldwide, Six Flags Over Georgia, The National Football League, IBM, Xerox and Conoco.

     In addition to the above-mentioned acquisitions, the Company also periodically conceives new show ideas, and if it cannot adapt an existing show to suit a client's needs, it may develop a new show to meet a client's requirements. Depending on the client's budget, the Company may hire a development team and/or consultation team to augment its in-house capabilities. In most instances, the Company self-produces its shows, and when possible, utilizes performers in the Company's database. Budgets are prepared as part of the show development process, and the Company targets a 30% average gross margin on each of its productions.

Sales and Marketing

     The Company currently markets its productions to commercial clients, which include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines, from its offices in Las Vegas, Atlantic City, Atlanta, Myrtle Beach and Orlando. However, historically, the Company has not aggressively marketed its shows to potential commercial clients, relying instead upon its reputation and word-of-mouth to generate business. Part of the Company's business strategy is to become more proactive in the commercial market and it plans to expand its national sales network (primarily through acquisitions) in order to target, on a regional basis, new commercial clients and effectively service, and sell additional shows to, existing clients.

     In the casino, theme and amusement park, and cruise markets, the Company markets its shows directly to entertainment directors and senior executives or through agents that have established relationships with such individuals. The Company has historically marketed its productions to fairs and expositions through a network of agents, and has recently started to augment its efforts in this segment by marketing through trade publications, trade shows, direct mail and telemarketing. The Company has also started to market directly to the meeting and convention market through direct mail, trade shows and trade advertisements and intends to form alliances with small independent event planners and collectively market to corporate clients. The Company intends to augment its efforts in this segment by acquiring event planners in urban centers, focusing primarily on events with larger entertainment budgets (in excess of $10,000), and marketing to catering managers in large metropolitan hotels.

     The Company markets its productions to audiences at venues in resort and urban tourist locations directly through its own box offices and through ticket wholesalers and tour operators. Since many people do not plan to attend a specific live performance prior to leaving for vacation, unless they have purchased the show as part of a packaged tour or group outing, the Company also relies on focused show promotion and word-of-mouth to attract additional "walk-up" traffic to its box office. In addition, the Company aggressively markets to tour operators and ticket wholesalers, through partnerships with entities such as Calvin Gilmore Productions in Myrtle Beach, for additional sales and marketing support.

     The Company generally targets mass market audiences with average prices for its productions ranging from $20.00 to $40.00 per adult ticket. Show pricing is determined by competition in the local marketplace and is typically neither the lowest nor the highest in a particular market. Once ticket pricing has been determined, the composition of the show (number of principals, singers, dancers, orchestra, technicians, etc.) and facility and equipment requirements are adjusted so that each show will generate profits based upon projected attendance. The Company distributes, from time to time, show coupons offering discounts of up to 20% on individual ticket purchases, and offers volume discounts of up to 46% to ticket and tour wholesalers buying large blocks of tickets.

Advertising and Promotion

     The Company provides publicity support and seeks major ongoing media coverage for all of its shows through its network of media contacts. Exposure on television and radio, and in national periodicals, major metropolitan newspapers, and local tourist entertainment guides has served to promote the Company's shows both regionally and nationally. Over the last three years, publicity exposure for the Company included impersonator appearances at the 1996 Miss Universe Pageant, on Jay Leno's Tonight Show from Las Vegas, on VH1's Route 96, on CNN's Burden of Proof and on Wheel-of-Fortune.

     Prior to the opening of each new "four-wall" show produced by the Company in the resort and urban tourist market, the Company, as an integral part of its "roll-out" strategy, intends to undertake a detailed analysis of market demographics, available media and the various transportation modes to the theater site. In addition, the Company prepares press kits for dissemination to the local and regional media, which include a show synopsis, biographies of all principals and production personnel, an opening press release, photographs and support materials. A "press night" is typically held during the first week after the opening of a new show and many show principals actively participate as goodwill ambassadors at community and charitable events. The Company maintains an in-house video, photo and press clipping library and is capable of producing promotional videos and commercials upon client request.

     Advertising designed to target the individual tourist includes newspaper and magazine print ads, television and radio commercials, airport videos and signage, billboard and outdoor advertising, transit advertising, and brochures placed in areas with a high concentration of tourists (such as visitor and tourist welcome centers). In some resort markets, such as Myrtle Beach and Branson, advertising commences up to one year in advance of a show's opening, and includes direct mail campaigns, attendance at consumer and travel trade shows, and placement of print ads in travel and trade publications. Within casinos and hotels, table tent cards, coupons, flyers and brochures are placed in each guest room, restaurant and lounge, and promotional show videos are broadcast on in-house television systems.

Show Merchandising

     The Company sells Legends merchandise at all of its shows in tourist locations and, if permitted, in client venues. Merchandise includes Legends logo clothing, keychains, magnets, pins, canvas tote bags and coffee mugs, plus specialty merchandise featuring the Company's more popular Legends acts such as Elvis, the Blues Brothers and Marilyn Monroe. In addition, the Company sells autographed photographs of impersonators posing with audience members, for which it pays nominal royalties to featured performers. For the year ended December 31, 1996 and 1997, sales of merchandise accounted for approximately 3% and 5% of the Company's net revenue, respectively.

     Part of the Company's business strategy is to increase its merchandise sales by introducing new products such as compact discs, audio and video tapes and a wider variety of clothing items, and by designing more effective point of sale displays. In addition, the Company intends to implement centralized purchasing and marketing to achieve economies of scale, ensure consistent quality of product, and obtain sales data in a timely manner. See "Intellectual Property."

Talent

     The Company has featured approximately 175 impersonators and numerous variety acts (magicians, dancers, aerial acts, jugglers, clowns, sword fighters, jesters and comedians), singers, dancers, musicians and musical directors in its productions, and regularly receives promotional materials from individuals who are eager for work. An average of 30 inquiries are received per month, and for every working performer, the Company has access to three potential performers. The Company periodically holds auditions for new impersonators, singers, and dancers in Las Vegas, Atlantic City, Myrtle Beach and Los Angeles, and often views acts in outside show environments and clubs.

     All performers receive creative and professional support from the Company's various in-house personnel. The Company employs choreographers to work with new and existing entertainers to develop their skills and improve their confidence on stage. Utilizing the Company's in-house music library, musical arrangements are developed for new and existing performers and digital audio tapes are developed for principal acts. The Company's in-house wardrobe personnel, together with several well established costume designers, create new performers' wardrobes and update the wardrobes of existing talent. The Company contracts with an independent photographer to provide promotional photographs of the principals and employs a writer to prepare professional biographies and press releases.

     The Company believes it is the premier producer of impersonator shows worldwide and has the ability to offer a variety of consistent work to its acts by rotating them among its different shows and events. The Company offers compensation which is competitive with market standards and, for certain long production runs, offers housing to principal acts. The Company's musicians, singers, dancers and production personnel are generally employees of the Company, while headline acts, including the impersonators utilized in the Company's tribute shows, are treated as independent contractors in accordance with industry practice. An in-house attorney handles the negotiation of contracts with all entertainers, and each impersonator enters into a new contract for each new show or venue. The contracts provide for the term of the engagement, the compensation to be paid to the impersonator, the responsibilities and obligations of the parties, confidentiality and noncompetition provisions and other general terms.

Operations and Show Implementation

     The Company has developed a centralized operation capable of producing multiple shows of varying complexity simultaneously. The Company's team of professionals, including sound, lighting, multimedia, costume and scenic personnel, have many years of collective experience in the live entertainment industry. The key personnel necessary to implement a show include: (i) entertainers - principal acts, singers, dancers and musicians; (ii) choreographer - assisted by a dance captain; (iii) technical director - assisted by a lighting designer, a master electrician, and audio and video engineers;
(iv) stage manager - assisted by stage hands; (v) wardrobe personnel; and (vi) production manager - directs the show and ensures that schedules and budgets are satisfied.

     New productions are conceptualized in detail before any implementation begins. Renderings of sets, scenery, and costumes are executed, and lighting plots and staging layouts are generated using computer programs such as WYSIWYG (lighting design), AutoCad13 (set and prop design), LiteWrite (lighting programmer) and Corel Draw. Each new venue must be evaluated to determine the availability of in-house equipment, the projected cost of shipping supplementary equipment, and the estimated cost of transporting and housing personnel. In 1996, the Company began to utilize H.I.T.S., used by the major motion picture studios and theatrical equipment rental companies, to ensure efficient pre-production technical planning and avoid unnecessary pre-opening and capital costs. After final Company-wide implementation (expected in late 1998), the H.I.T.S. system will contain an up-to-date list of all Company assets (equipment, sets, costumes), historical cost, availability, and current location of each asset, how often each asset has been used and serviced, and the asset's estimated life expectancy. Timely access to this information will allow the Company to identify props or costumes that need to be built and additional lighting or sound equipment that needs to be purchased or rented prior to opening a new show. In addition, in order to manage the logistics of multiple shows in multiple markets, the Company intends to install a Company-wide computer network whereby all sales offices and production venues would have access to a central database containing real-time show scheduling, inventory and revenue information.

Competition

     The leisure and entertainment market, which includes the market for live theatrical productions, is highly competitive and many of the Company's markets contain a large number of competing live theatrical productions. In resorts and urban tourists locations, the Company competes for ticket sales with other live productions and headline stars, many of whom have better name recognition and greater financial and other resources than the Company. The pricing for the Company's productions is based upon local market conditions, including the level of competition, and is typically neither the lowest nor the highest in any given market.

     The  live  theatrical  entertainment  industry  is  highly  fragmented  and contains many small, independent production companies and numerous large production companies. The Company competes with these production companies for the most desirable commercial and tourist venues, and for talent and production personnel. Major production companies in the Company's markets include Feld
Entertainment Productions, Blair Farrington Productions and Dick Foster Productions in Las Vegas, Calvin Gilmore Productions in Myrtle Beach and Greg Thompson Productions in Seattle. In addition to competition from major production companies who produce other forms of live theatrical shows, the Company also competes directly against a large number of smaller independent producers who sometimes produce tribute or impersonator shows. However, the Company believes that only one of these competitors, Spring Time Productions, produces such shows on a continuous basis in more than one location, and therefore presently offers any real competition to the Company. Spring Time Productions currently produces its American Superstars impersonator shows at the Stratosphere Hotel and Casino in Las Vegas, at the Flamingo Hilton Hotel and Casino in Reno, Nevada and at the Grand Casinos in Gulfport, Mississippi.

     In Orlando, Florida and Buena Park, California, where the Company operates dinner theaters, other major competing dinner theater shows include Medieval Times, Arabian Nights, and Wizards. The dinner theater market is highly competitive and the Company finds itself competing with other forms of live entertainment in addition to the dinner theaters, primarily theme parks.

Intellectual Property

     On October 7, 1986, the name "Legends in Concert" was registered as a federal service mark by Mr. Stuart in the United States. In late 1986, Mr. Stuart granted to the Company the non-exclusive right to produce and otherwise use the Legends service mark for all of its productions within and outside of the United States. Subsequent to his grant of such right, Mr. Stuart formed Las Vegas/Hawaii Entertainment, Inc., a Nevada subchapter S corporation ("LVHE") and granted LVHE or any successor entity the right to use the Legends service mark in the state of Hawaii. In August, 1994, Mr. Stuart and LVHE granted R.B.L.S, Ltd. ("R.B.L.S."), a Nevada limited liability company in which LVHE owns a 40% membership interest, the exclusive right to produce Legends (including the use of the Legends service mark) in the state of Hawaii, contingent upon their continuous operation of the Legends show in Hawaii. On December 11, 1996, Mr. Stuart assigned all of his rights to the Legends concept and his federally registered rights in Legends, including the Legends service mark, to the Company, subject to R.B.L.S.'s exclusive rights to the use thereof in Hawaii as described above.

     The Legends service mark was also registered in the United Kingdom in November 1996 and applications for its registration in Canada, Japan, Mexico and with the European Economic Community are currently pending. The Company anticipates filing applications for protection of its Legends service mark in France and several other foreign countries, as need be. The Legends United States service mark registration expires in the year 2006 and its United Kingdom service mark registration expires in the year 2005.

     The United States Copyright Law specifies that copyrighted musical works cannot be performed publicly without obtaining the permission of the copyright owner. Permission can be obtained from either the copyright owner directly, or from another person or entity entitled to license said right on the copyright owner's behalf. Currently, the two primary entities that are entitled to license copyrighted musical works are Broadcast Music, Inc. ("BMI") and the American Society of Composers, Authors and Publishers ("ASCAP"). The Company believes that it either owns or has appropriately licensed all of the intellectual property rights required to perform its shows in the manner in which they are currently produced, including, but not limited to, the right to publicly present and otherwise perform all non-dramatic copyrighted musical compositions pursuant to BMI and ASCAP licenses. The Company believes that Legends does not infringe any intellectual property rights of any third parties, including the celebrities portrayed in the show.

     In connection with its merchandising strategy, the Company filed two Legends trademark applications in the United States and anticipates filing trademark applications in certain foreign countries, as necessary, to cover the various goods to be sold by the Company. As the Company develops its merchandising program, the Company also intends to conduct the due diligence reasonably necessary to ensure that its merchandise does not infringe the intellectual property rights, including the publicity rights, of any third parties, including the celebrities portrayed in its shows. In the event that such due diligence indicates that the unlicensed sale of any merchandise would infringe the rights of any third party, the Company intends to obtain the necessary licenses prior to selling the merchandise in question.

     In addition to the above, the Company has filed trademark applications for various show concepts (Legends of the Rat Pack, Atlantic City Experience, Las Vegas Experience and Camouflage Aux Folles) and names (Legends Casino, Legends Hotel, and Legends in Concert Hotel & Casino). All of the applications are currently pending.

     The Company typically requires its independent contractors, employees, consultants and advisors to execute appropriate confidentiality agreements in connection with their employment, consulting or advisory relationship with the Company.

Government Regulation

     The Company  currently has full-scale  Legends  productions in two casinos:
Bally's Park Place in Atlantic City and the Imperial Palace in Las Vegas. In addition, the Company currently has its Fiesta! Fiesta! production at the Trump Taj Mahal in Atlantic City, New Jersey. The Company is currently researching the suitability of existing and potential casino gaming markets for the production and marketing of new shows. Providing entertainment to the casino gaming industry may subject the Company to various licensing regulations. The Company is regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission pursuant to the New Jersey Casino Control Act. The Company's current casino service industry license from the New Jersey Casino Control Commission was issued on January 17, 1997 and expires on September 30, 1999. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of the Company to determine its suitability for licensure. Management believes that the Company is not required to obtain a license to provide its services to casinos in Nevada or in any other jurisdictions in which it operates, other than New Jersey. The Nevada Gaming Control Board and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. In addition, pursuant to the Company's expansion program, the Company plans to lease or purchase some, if not all, of the theaters for its new Legends or other brand-name resident productions, thereby absorbing all costs and risks associated with producing the show in order to retain 100% of the show's profits. Producing shows under this "four-wall" arrangement, may require the Company to obtain and maintain certain local licenses and permits (as the Company was required to obtain for the opening of its Myrtle Beach show, a "four-wall" production). Such licenses and permits could include, among others, amusement licenses, music licenses (i.e., BMI or ASCAP), business licenses, liquor licenses, retail sales tax licenses, food and beverage licenses and a health inspection rating (if dairy products and/or hot food, other than popcorn, is to be sold). Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder the Company's expansion plans. In addition, the suspension of, or inability to renew, a license needed to operate any of the Company's currently running productions would adversely affect the operations of the Company.

Employees

     As of March 16, 1998, the Company employed approximately (i) 269 full-time employees, including 47 singer/dancers, 20 musicians, 53 operational personnel, 27 administrative personnel, 42 marketing personnel, 74 box office/concession personnel and its 6 executive officers; and (ii) 277 part-time employees. In addition, the Company retains impersonators and certain other principal acts on an independent contractor basis as needed for its productions. None of the Company's current employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.  Description of Property

     The Company's corporate headquarters consist of approximately 16,000 square feet of office and warehouse space located in Las Vegas, Nevada. The lease will expire in February 1999. The table provided below lists certain information regarding the Company's other facilities.

                                  Square            Type of
          Location                Footage         Possession               Lease Expiration       Principal Function
----------------------------- ---------------- ------------------ ----- ------------------------ ----------------------
       Las Vegas, NV               5,376             Lease                       07/98                 Warehouse
                                   4,669             Lease                       11/98                 Warehouse

     Atlantic City, NJ             2,000             Lease                       09/99                  Office
                                    (1)              Lease                       06/98                Residential

      Myrtle Beach, SC            16,171             Lease                       12/04              Theater/Office

     Daytona Beach, FL            30,000             Lease                       11/98                  Theater

        Branson, MO               27,500             Lease                       12/98              Theater/Office

      Toronto, Ontario             9,410             Lease                       02/03                  Theater
                                    627              Lease                  Month-to-Month              Office

        Atlanta, GA                6,000             Lease                       10/98             Office/Warehouse

       Buena Park, CA             27,599             Lease        (2)            06/10                  Theater

        Orlando, FL               10,000             Lease        (3)            10/00                Office/Bar

        Orlando, FL                3,640             Lease                       06/02                 Warehouse

       Kissimmee, FL              31,350              Own         (4)             N/A                   Retail
                                  18,221              Own         (5)             N/A                   Theater

        Orlando, FL               15,500              Own         (6)             N/A                   Theater

(1) Consists of seven condominium units for use by the Company's performers when they are performing in the Company's Legends show at Bally's Park Place in Atlantic City, New Jersey. The Company leases these units from John W. Stuart, the Chief Executive Officer of the Company, and his wife.

(2) The Company's wholly-owned subsidiary, On Stage Theaters, Inc. ("On Stage Theaters"), subleases this property from Wild Bill's California, Inc., a wholly-owned subsidiary of On Stage Theaters. Wild Bill's California, Inc. leases the property from an unrelated third party.

(3) On Stage Theaters subleases this property from Blazing Pianos, Inc., a wholly-owned subsidiary of On Stage Theaters. Blazing Pianos, Inc. leases the property from an unrelated third party.

(4) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters.

(5) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc.

(6) This property is owned by King Henry's, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from King Henry's, Inc.

The Company believes that its existing facilities are suitable and adequate for its current operations.

ITEM 3.  Legal Proceedings

     In May 1996, a former performer in the Company's Legends production aboard a vessel owned and operated by Premier Cruise Lines filed a lawsuit in the Circuit Court of the Seventeenth Judicial Circuit of the State of Florida against the Company alleging bodily injury, pain and suffering, disability, disfigurement, mental anguish and pain, loss of earnings, loss of ability to earn money, and reimbursement for medical expenses and treatment and care for any amount in excess of $15,000 as a result of an injury suffered in the course of his performance. The case was dismissed for improper venue and was refiled by the plaintiffs in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida. The Company has filed an answer to the plaintiff's complaint. The matter is currently in the discovery stage of litigation.

     In July 1996, an impersonator of Hank Williams, Sr. who performed for the Company, filed suit against the Company in the Circuit Court of Taney County, Missouri. The plaintiff asserts that during one of his performances with the Company, a photograph was taken of him by the Company while in costume and surrounded by dancers and that the picture has been reproduced and published in a Company scrapbook along with other photographs of the Company's impersonators. The plaintiff alleges that the Company misappropriated his name, image and likeness for commercial purposes by publishing and selling the booklets and is claiming damages in the amount of $2,000,000. The Company believes that the plaintiff's claim is without merit since the Company utilized the plaintiff's photograph in its booklets for ten years with the plaintiff's knowledge and without objection. The Company intends to defend this action by asserting that the appropriation was de minimis in that the picture is only approximately 2" x 4" in size, contains two of the Company's showgirls, identifies the plaintiff as an impersonator of Hank Williams, Sr. and is only one of approximately 50 other photographs contained in the brochure. The Company has filed its answer to the plaintiff's complaint. The matter is currently in the discovery stage of litigation.

     In March 1997, a complaint was filed by a shareholder of Grand Strand Entertainment, Inc. ("Grand Strand"), a South Carolina corporation in which Mr. Stuart is a majority shareholder, against the Company, John Stuart and Grand Strand, alleging misappropriation of corporate opportunity and breach of contract. Grand Strand, which was formed solely for the purpose of establishing a Legends production in Myrtle Beach, South Carolina, was granted a license by the Company to use the "Legends in Concert" trademark in connection with such production. The license was contingent upon Grand Strand raising sufficient capital to fund pre-production costs associated with establishing the Legends production which was scheduled to take place at the Surfside Theater in Myrtle Beach. However, since the contingency was not met in a timely manner and the Company was responsible for the lease of the property, the Company rescinded the license and funded and operated the production on its own. The plaintiff seeks for (i) a receiver to manage the Legends show produced by Grand Strand; (ii) an accounting of all assets and profits of Grand Strand; (iii) the Company to be prevented from diverting profits to itself or from diminishing the value of Grand Strand's property or other contractual rights; (iv) the Company to pay to Grand Strand all sums found to be due from an accounting of the profits and the losses of Grand Strand caused by the Company's actions; and (v) actual damages for loss of earnings. The Company filed an answer to the plaintiff's complaint, as well as a motion to stay and a motion to compel arbitration. On June 2, 1997, the Court of Common Pleas for Horry County, South Carolina granted such motions. The Plaintiff subsequently made a demand for arbitration with the American Arbitration Association, which determined that the administration of this matter be conducted by its Regional Office in Los Angeles. While the Company has been notified that the American Arbitration Administration has transferred its file to the Los Angeles office, no further action has been taken. Mr. Stuart, at the request of the Underwriter, has entered into an Indemnification Agreement with the Company and Grand Strand dated February 27, 1997, whereby Mr. Stuart shall indemnify the Company against any liability for any judgments or settlement payments, expenses and or legal fees in connection with any proceeding relating to the grant of the license to Grand Strand. Mr. Stuart has also entered into a Security and Pledge Agreement with the Company dated February 27, 1997 whereby he has pledged and granted a security interest to the Company in 400,000 of his shares of Common Stock to secure his obligations and performances under the Indemnification Agreement.

     Although the Company believes that it has meritorious defenses with respect to all of the foregoing matters which it will vigorously pursue, there can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operation.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

     The Common Stock trades on the SmallCap Market segment of the Nasdaq Stock Market under the symbol "ONST." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.


Period                                                  High     Low
------------                                            ----------------

Fiscal 1997:
     Third Quarter (beginning on August 14, 1997) ..   $5 5/8   $4 1/2
     Fourth Quarter ................................    6 1/2    3 13/16

     As of March 20, 1998 there were 68 holders of record of the Common Stock. On March 20, 1998, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $4 5/8.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

     In accordance with Item 701(f) of Regulation S-B, the Company has disclosed, in its quarterly report on Form 10-QSB for the period ended September 30, 1997, the full application of the offering proceeds received in connection with the initial public offering of its Common Stock and redeemable warrants.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

     The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions
o f the Company's 1997 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.

ITEM 7.  Financial Statements and Supplementary Data

     The information appearing in the section captioned "Financial Statements" from the portions of the Company's 1997 Annual Report to Stockholders filed as
Exhibit 13 to this Form 10-KSB are incorporated herein by reference.
See "List of Financial Statements" beginning on page F-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information with respect to this Item will be contained in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

ITEM 10.  Executive Compensation

     Information with respect to this Item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 12.  Certain Relationships and Related Transactions

     Information with respect to this Item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 13.  Exhibits & Reports on Form 8-K

     (a) Exhibits

         The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.


   Exhibit
   Number                                    Description
   -------                                   ------------
     3.1             Articles of Incorporation of the Registrant (1)
     3.2             Bylaws of the Registrant (3)
     4.1             Specimen stock certificate representing the Common Stock (3)
     4.2             Specimen warrant certificate representing the Warrants (3)
     4.3             Form of Public Warrant Agreement (3)
     4.4             Form of Underwriter's Warrant Agreement (3)
    10.1             Employment Agreement between the Registrant and John W. Stuart (1)
    10.2             Employment Agreement between the Registrant and David Hope (1)
    10.3             Employment Agreement between the Registrant and Kiranjit S. Sidhu (1)
    10.4             Confidentiality and Non-Competition Agreement between the Registrant and John W. Stuart (1)
    10.5             Confidentiality and Non-Competition Agreement between the Registrant and David Hope (1)
    10.6             Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S. Sidhu (1)
    10.7             Amended and Restated 1996 Stock Option Plan (1)
    10.8             Contribution Agreement between the Registrant and John W. Stuart (1)
    10.9             Security and Pledge Agreement between the Registrant and John W. Stuart relating to contribution of LVHE shares (1)
    10.10            Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE litigation indemnity (1)
    10.11            Indemnification Agreement between the Registrant, John W. Stuart  and Grand Strand
                     Entertainment, Inc. (1)
    10.12            Security and Pledge Agreement between the Registrant and  John W. Stuart relating to Grand
                     Strand Entertainment, Inc. litigation indemnity (1)
    10.13            Lease between the Registrant and Great American Entertainment Company (2)
    10.14            Entertainment Production Agreement between the Registrant, Imperial Palace, Inc. and John W.
                     Stuart  dated  December,  1995 (3) (Filed in redacted  form pursuant to Rule 406 promulgated  under the Securities Act.
                     Filed  separately in  unredacted  form subject to a request for confidential  treatment  pursuant to Rule 406 under the
                     Securities Act.)
    10.15            Agreement  between the  Registrant  and Bally's Park Place,
                     Inc. dated September 1, 1994 and subsequent renewal letters
                     (3)  (Filed  in   redacted   form   pursuant  to  Rule  406
                     promulgated  under the Securities Act. Filed  separately in unredacted  form  subject  to a  request  for  confidential treatment pursuant to Rule 406 under the Securities Act.)
    10.16            Common Stock Purchase Agreement between Registrant and Interactive Events, Inc. (2) (Exhibit No.
                     10.18)
    10.17      (a)   Show Production Agreement between the Registrant and Kurz Management (3) (Exhibit No. 10.19)
               (b)   First Addendum to Show Production Agreement between the Registrant and Kurz Management+
               (c)   Second Addendum to Show Production Agreement between the Registrant and Kurz
                     Management+
               (d)   Third Addendum to Show Production Agreement between the Registrant and Kurz Management+
    10.18            Lease between the Registrant and Burgoyne Properties, Limited (3) (Exhibit No. 10.20)
    13               Portions of 1997 Annual Report to Stockholders+
    21               Subsidiaries of the Registrant+
    27               Financial Data Schedule+

+    Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 on April 7, 1997 (Registration No. 333-24681).

(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 on June 3, 1997 (Registration No. 333-24681).

(3) Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on form SB-2 on August 6, 1997 (Registration No. 333-24681).

   (b)   Reports on Form 8-K
             The company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

ON STAGE ENTERTAINMENT, INC.

List of Financial Statements



The following financial statements of On Stage Entertainment, Inc. (the "Company") and the report of the Company's independent auditors thereon, included in the 1997 Annual Report to Stockholders, are incorporated by reference in Item 7:


Report to BDO Seidman LLP, Independent Auditors

Balance Sheets at December 31, 1997 and 1996

Statements of Operations for the years ended December 31, 1997 and 1996

Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1997 and 1996

Notes to Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ON STAGE ENTERTAINMENT, INC.
                                    (Registrant)


Dated: March 30, 1998           By: /s/ John W. Stuart
                                    --------------------------------------------
                                    John W. Stuart, Chairman of the Board and
                                    Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                       Title                                     Date
---------------------------------------------------------------------------------------------------------

/s/ John W. Stuart                   Chairman and Chief Executive Officer and              March 30, 1998
---------------------------          Director (principal executive officer)
John W. Stuart

/s/ David Hope                       President, Chief Operating Officer and                March 30, 1998
---------------------------          Director
David Hope

/s/ Kiranjit S. Sidhu                Chief Financial Officer (principal financial          March 30, 1998
---------------------------          and accounting officer) and Treasurer
Kiranjit S. Sidhu

/s/ Neil H. Foster                   Executive Vice President, Chief Operating             March 30, 1998
---------------------------          Officer and Director
Neil H. Foster

/s/ Mark S. Karlan                   Director                                              March 30, 1998
---------------------------
Mark S. Karlan

/s/ Jules Haimovitz                  Director                                              March 30, 1998
---------------------------
Jules Haimovitz

/s/ James L. Nederlander             Director                                              March 30, 1998
---------------------------
James L. Nederlander

/s/ Mark Tratos                      Director                                              March 30, 1998
---------------------------
Mark Tratos



                                 EXHIBIT INDEX

   Exhibit
   Number                                    Description
   -------                                   ------------

    10.17      (b)   First Addendum to Show Production Agreement between the Registrant and Kurz Management+
               (c)   Second Addendum to Show Production Agreement between the Registrant and Kurz
                     Management+
               (d)   Third Addendum to Show Production Agreement between the Registrant and Kurz Management+
    13               Portions of 1997 Annual Report to Stockholders+
    21               Subsidiaries of the Registrant+
    27               Financial Data Schedule+
