Form 10KSB/A
period 1997-12-31
ON STAGE ENTERTAINMENT INC
filed 1998-04-29
CIK 1035514

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                                                      --------
                                       or

[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
           For the transition period from ____________ to ___________

                         Commission File Number 0-92402
                                                -------

                          ON STAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter.)

          Nevada                                           88-0214292
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

         4625 W. Nevso Drive
          Las Vegas, Nevada                                   89103
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 702-253-1333

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:            Name of each exchange on which registered:
              None                                     None
--------------------------------      ------------------------------------------

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
YES  X   NO
    ---     ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

PRELIMINARY NOTE:

         This Form 10-KSB/A-1 is being filed to report information for Items 9 - 12 of Part III in lieu of the incorporation of such information by reference to the Registrant's definitive proxy material for its 1998 Annual Meeting of Stockholders.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


                                             DIRECTORS OF THE COMPANY



                                                  Year First Became Director, Principal Occupations During
Name of Director               Age                      Past Five Years and Certain Directorships
----------------               ---                --------------------------------------------------------
John W. Stuart                 55      John W. Stuart has served as the Chairman and Chief Executive Officer of the
                                       Company since April 1996 and also was the President of the Company from October
                                       1985 through March 1996. He founded the Company in 1985. He has been involved in the theatrical business since age seven and has produced or appeared in over 200 theater productions and several feature films. Mr. Stuart received a Bachelor of
                                       Arts degree in 1967 from California State University at Fullerton.

David Hope                     39      David Hope has served as the President, Chief Operating Officer and as a director of the Company since joining the Company in April 1996. For ten years prior to that time, Mr. Hope served in various capacities, including most recently as Executive Vice President and Chief Operating Officer, for ITC
                                       Entertainment Group ("ITC"), a major independent producer and worldwide distributor of feature films, television movies and mini-series and a subsidiary of Polygram N.V., where, as Chief Operating Officer, he was responsible for day-to-day operations, as well as strategic and corporate development and acquisitions.  Prior to that time, Mr. Hope was a production manager with
                                       Hinchcliffe Productions, a United Kingdom-based producer and distributor of documentaries and motor sport events. Mr. Hope received a degree in
                                       Management Science in 1981 from the Loughborough University in England.

Neil H. Foster                 65      Neil H. Foster has been the Executive Vice President of the Company since
                                       October 1985 and a director of the Company since February 1995.  From 1977 to 1983, Mr. Foster worked as a producer for the American Broadcasting
                                       Companies, Inc. ("ABC"), where he assisted in the production of "ABC's Wide
                                       World of Sports," the Grammy Awards, "Soap" and "Barney Miller."

                                                  Year First Became Director, Principal Occupations During
Name of Director               Age                      Past Five Years and Certain Directorships
----------------               ---                --------------------------------------------------------
Jules Haimovitz                47      Jules Haimovitz has been a director of the Company since March 1997. Mr.
                                       Haimovitz currently serves as the President and Chief Operating Officer of King
                                       World Productions, a leading syndicator of television programs. From January 1995 to March 1997, he served as the Chief Executive Officer of ITC after it was sold to PolyGram N.V., one of the world's leading global music and entertainment companies. Prior to such time, from April 1993 to January 1995, Mr. Haimovitz served as ITC's President and Chief Executive Officer while it was owned by
                                       Midland Montague Ventures. Mr. Haimovitz was also acting President of Video
                                       Jukebox Network Inc., a publicly traded interactive music video service, from
                                       October 1992 through August 1993, and a director of such company from August 1990 to November 1995. From March 1989 to January 1992, Mr. Haimovitz was President,
                                       Chief Operating Officer and a director of Spelling Entertainment Inc.
                                       ("Spelling"), a company he helped found by engineering the acquisitions of
                                       Worldvision Enterprises Inc. and Laurel Entertainment Inc. by, and the merger of such companies with, Spelling's predecessor, Aaron Spelling Productions, Inc.

Mark S. Karlan                 39      Mark S. Karlan has been a director of the Company since March 1998.  Mr.
                                       Karlan has been President, Chief Executive Officer and a Director of
                                       Imperial Credit Commercial Mortgage Investment Corp., a publicly traded real estate investment trust, since July 1997.  From 1990 to 1997, Mr. Karlan was a private real estate investor managing all aspects of approximately $100 million of real estate transactions including the acquisition, financing, leasing and sale of office, retail, industrial and residential assets.  Mr. Karlan received a Bachelor of Arts degree in Economics from Harvard College in 1980 and a
                                       Master of Business Administration degree from the Harvard Business School and a Juris Doctor degree from the Harvard Law School, both in 1994.

James L. Nederlander           38      James L. Nederlander has been a director of the Company since August 1996.
                                       He has also been the Chairman of the Nederlander Producing Company of
                                       America, a producer of live entertainment shows, since August 1996 and prior to such time, commencing in 1980, he was Executive Vice President of such organization.

Mark Tratos                    46      Mark Tratos has been a director of the Company since March 1997. Mr. Tratos has been the managing partner of the law firm Quirk & Tratos of Las Vegas,
                                       Nevada since 1983.  He received a Juris Doctor degree from Lewis and Clark
                                       Law School in 1979.  Since 1982, Mr. Tratos has also served as a member of the adjunct faculty of the University of Nevada Las Vegas teaching a variety of subjects in the areas of fine and performing arts and entertainment and business law.

                        EXECUTIVE OFFICERS OF THE COMPANY



Name                                                   Age        Position
----                                                   ---        --------
John W. Stuart....................................      55        Chairman and Chief Executive Officer
David Hope .......................................      39        President, Chief Operating Officer
Neil H. Foster....................................      65        Executive Vice President
Kiranjit S. Sidhu.................................      33        Senior Vice President, Chief Financial Officer and
                                                                  Treasurer
Christopher R. Grobl..............................      30        General Counsel and Secretary

         The employment backgrounds for John W. Stuart, David Hope and Neil H. Foster are described under "Directors of the Company."

         Kiranjit S. Sidhu has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since joining the Company in August 1995. Prior to joining the Company, Mr. Sidhu served as Chief Financial Officer and Corporate Secretary for Aspen Technologies, a computer peripheral manufacturer, from July 1994 to July 1995. From January 1993 to June 1994, Mr. Sidhu served as President and a director for Aspen Peripherals, a computer peripheral reseller. From February 1992 to June 1993, Mr. Sidhu served as a financial consultant to ITC. From January 1992 to July 1993, Mr. Sidhu served as Vice President of Finance and a director for Nuvo Holdings of America, a computer peripheral manufacturer. Mr. Sidhu holds a Master of Business Administration degree from the Wharton School of Business and a Bachelor of Arts in Computer Science from Brown University.

         Christopher R. Grobl has been the General Counsel and Secretary of the Company since November 1994. Mr. Grobl received a Bachelor of Arts in 1990 from the University of Illinois and a Juris Doctor in 1994 from the John Marshall Law School in Chicago, Illinois.

ITEM 10.  Executive Compensation

         Summary Compensation Table. The following table sets forth, for the years ended December 31, 1997 and 1996, certain compensation paid by the Company to its Chief Executive Officer and the other most highly paid executive officers of the Company, whose cash compensation exceeded $100,000 for the year ended December 31, 1997.

                           Summary Compensation Table

                                                                      Annual                           Long Term
                                                                   Compensation                      Compensation
                                                       --------------------------------------        ------------
                                                                                                      Securities
                                                                                 Other Annual         Underlying       All Other
      Name and Principal Position         Year         Salary      Bonus         Compensation        Options/ SARs   Compensation
      ---------------------------         ----         ------      -----         ------------        -------------   ------------
John W. Stuart.........................   1997        $250,000             --      $   239,398(1)            --        $9,615(2)
Chairman and Chief Executive Officer      1996        $250,000             --       $1,780,424(3)            --            --

David Hope.............................   1997        $221,461       $ 37,865               --               --            --
President and Chief Operating Officer     1996        $130,769             --      $    23,673(4)       311,300            --

Kiranjit S. Sidhu......................   1997        $161,596       $162,129(5)            --           85,000            --
Senior Vice President                     1996        $123,461             --               --           24,794            --

------------------
(1) Includes $221,500 in compensation representing the forgiveness of certain indebtedness owed by Mr. Stuart to the Company.
(2) Represents payment of unused vacation time carried forward from prior years.
(3) Includes $1,780,424 in compensation representing the forgiveness of certain indebtedness owed by Mr. Stuart to the Company.
(4) Includes $9,212 representing car and health insurance allowances and $14,461 representing non-recurring relocation-related expenses.
(5) Represents the issuance of 40,532 shares of Common Stock to Mr. Sidhu pursuant to his employment agreement.



         Option Grants. The following table sets forth certain information regarding stock options granted during the year ended December 31, 1997 to the persons named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                                                                        Individual Grants
                                                                        -----------------
                                                                                                     Potential Realizable
                                                                                                       Value At Assumed
                                                  Percent of                                        Annual Rates of Stock
                                                 Total Options                                      Price Appreciation For
                                                  Granted to                                            Option Term(2)
                                    Options      Employees in     Exercise        Expiration           ---------------
             Name                 Granted(1)         1997           Price            Date              5%           10%
             ----                 ----------         ----           -----            ----             --           ---


John W. Stuart.................       --              --             --               --              --            --
Chairman and Chief Executive
   Officer
David Hope.....................       --              --             --               --              --            --
President and Chief Operating
   Officer
Kiranjit S. Sidhu..............     85,000            77%           $4.00          08/13/07         $213,824      $541,872
Senior Vice President

----------
(1) These options were granted under the Option Plan and have a term of ten years, subject to earlier termination in certain events related to the termination of employment.

(2) The potential realizable values are based on an assumption that the stock price of the Common Stock starts equal to the exercise price shown for the particular option grant and appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise or subsequent sale of the underlying stock. The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be realized by the option holder may be greater or less than the values estimated in this table.


         Year End Values. The following table summarizes option exercises during 1997 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 1997. Year-end values are based upon a price of $4.125 per share, which was the closing market price of a share of the Company's Common Stock on December 31, 1997.


                  Aggregated Option Exercises in Last Year and
                             Year-End Option Values

                                                                                              Value of Unexercised
                                                           Number of Unexercised            In-the-Money Options at
                                                       Options at December 31, 1997          December 31, 1997 (1)
                                                       ----------------------------       ----------------------------
                        Shares Acquired
         Name             on Exercise   Value Realized   Exercisable    Unexercisable    Exercisable     Unexercisable
         ----             -----------   --------------   -----------    -------------    -----------     -------------

John W. Stuart                --             --                  --            --               --             --
David Hope                    --             --             311,300            --          $42,026             --
Kiranjit S. Sidhu             --             --              93,265        16,529          $10,625              0

----------
(1) Values calculated using the closing market price of a share of the Company's Common Stock on December 31, 1997 and the per share exercise price of the individual's options.


Employment Agreements

         John W. Stuart. On February 1, 1997, the Company entered into an employment agreement with Mr. Stuart to employ him as its Chairman and Chief Executive Officer until May 31, 2000. In accordance with this employment agreement, Mr. Stuart receives an annual salary of $250,000 and may receive annual salary increases of up to 10% of his base salary amount at the discretion of the Compensation Committee of the Board of Directors. Mr. Stuart will not be eligible to receive any bonuses during the initial term of his employment agreement. Mr. Stuart is provided with family health insurance and a $1,500 monthly automobile allowance. The Company has the right to terminate Mr. Stuart's employment at any time, without cause, provided that the Company pays Mr. Stuart a lump sum payment equal to one year's base salary, car allowance and insurance allowance.

         David Hope. On February 1, 1997, the Company entered into an amended employment agreement with Mr. Hope to employ him as the President and Chief Operating Officer of the Company until May 31, 2000. In accordance with this employment agreement, Mr. Hope receives an annual salary of $220,000 which is subject to potential annual increases of up to 10% of his base salary amount contingent upon meeting reasonable financial performance goals as determined between Mr. Hope and the Compensation Committee of the Board of Directors. For the years ended December 31, 1998 and 1999, Mr. Hope shall be entitled to receive a bonus equal to 2% of the Company's audited pre-tax earnings, after deduction for non-recurring charges such as original issue discount, compensation and interest expense charges for each such year, provided that the Company achieves certain designated financial goals for the respective year. See "-- Executive Bonus Plan." Mr. Hope is currently provided with family health insurance and a $500 monthly automobile allowance. The Company shall have the right to terminate Mr. Hope's employment agreement at any time, without cause, provided that the Company pays Mr. Hope a lump sum payment on the date of such termination equal to the greater of (i) his base salary, car allowance and insurance allowance due from the date of termination up until April 1999, plus any accrued bonus up until his date of termination and (ii) one year's base salary, car allowance and insurance allowance, plus any accrued bonus up until the date of termination. In addition, upon termination of Mr. Hope's employment, without cause, any non-vested options held by Mr. Hope shall immediately vest.

         Kiranjit S. Sidhu. On February 1, 1997, the Company entered into an amended employment agreement with Mr. Sidhu to employ him as its Senior Vice President, Chief Financial Officer and Treasurer. Mr. Sidhu's employment contract, which expires on May 31, 2000, provides for an annual salary of $165,000 and eligibility for annual salary increases of up to 10% of his base salary amount at the discretion of the Compensation Committee of the Board of Directors. Mr. Sidhu is also eligible to receive a bonus under the Executive Bonus Plan, at the discretion of the Board of Directors; and, in addition to his salary, he receives family health insurance and a $500 monthly automobile allowance. In the event his employment is terminated, without cause, Mr. Sidhu will be entitled to a lump sum payment equal to one year's base salary, car allowance and insurance allowance and the vesting of all of his stock options.

         In connection with each of their respective employment agreements, each of Messrs. Stuart, Hope and Sidhu also entered into a Confidentiality and Non-Compete Agreement with the Company, which, in addition to the obligations of confidentiality imposed upon each, provides that in the event of the termination of an employment agreement for any reason, the Company shall have the option to pay the respective employee at the date of termination 50% of such employee's base salary for five years (in the case of Mr. Stuart) and two years (in the case of Messrs. Hope and Sidhu) in consideration for such employee's covenant not to compete with the Company during such five-year and two-year periods, respectively. In the case of Mr. Stuart, such non-compete relates to any business associated with the live entertainment industry and, in the case of each of Messrs. Hope and Sidhu, such non-compete relates to any business associated with the theatrical segment of the live entertainment industry.

1996 Stock Option Plan

         The Option Plan was approved by the Board of Directors and the stockholders on August 7, 1996. Pursuant to an amendment to the Option Plan, the maximum number of shares of Common Stock available for issuance upon exercise of options granted and available for grant under the Option Plan is 785,000 shares. The Option Plan is designed to further the interests of the Company by strengthening the desire of employees to continue their employment with the Company and by securing other benefits for the Company.

         Under the Option Plan, a committee (the "Committee") has been appointed by the Board of Directors to administer the Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including certain officers and directors of the Company as well as to others providing services to the Company. The Option Plan provides for the granting of both (i) "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, which are intended to qualify for special federal income tax treatment ("ISOs") to employees (including officers and employee directors) and (ii) "non-qualified stock options" ("NQSOs") to employees (including officers and employee directors) and consultants. Options can be granted under the Option Plan on such terms and at such prices as determined by the Committee, except that in the case of ISOs, the per share exercise price of such options cannot be less than the fair market value of the Common Stock on the date of grant. In the case of an ISO granted to a 10% stockholder (a "10% Stockholder"), the per share exercise price cannot be less than 110% of such fair market value. To the extent that the grant of an option results in the aggregate fair market value of the shares with respect to which incentive stock options are exercisable by a grantee for the first time in any calendar year exceed $100,000, such option will be treated under the Option Plan as an NQSO.

         Options granted under the Option Plan will become exercisable after the vesting period or periods specified in each option agreement. Except as otherwise determined by the Committee, options become exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversaries of the date of grant of the option. Options are not exercisable, however, after the expiration of ten years from the date of grant (or five years from such date in the case of an ISO granted to a 10% Stockholder) and are not transferable other than by will or by the laws of descent and distribution. Except as the Committee may determine with respect to NQSOs, if the holder of an option granted under the Option Plan ceases to be an employee, options granted to such holder shall terminate three months (12 months if the termination is a result of the death or disability of the employee) from the date of termination of employment and shall be exercisable as to only those options exercisable as of the date of termination.

         As of April 26, 1998, options to purchase 637,203 shares have been granted under the Option Plan, including options to purchase 311,300, 109,794, 26,000 and 13,224 shares granted to Messrs. Hope, Sidhu, Foster and Grobl, respectively, and options to purchase an aggregate of 80,000 shares granted, as of April 26, 1998, to non-employee directors of the Company.

Executive Bonus Plan

         In March 1997, the Company implemented a three-year Executive Bonus Plan, which is administered by the Compensation Committee. Under the Executive Bonus Plan, an annual bonus pool of up to 5% of the Company's audited pre-tax earnings, after non-recurring charges such as original issue discount, compensation and interest expense charges and excluding extraordinary items ("Pre-Tax Earnings"), may be established for distribution at the discretion of the Company's Board of Directors, to the Company's executive officers (other than Mr. Stuart, who is not eligible for bonuses under the plan) in 1999 and 2000, provided that the Company achieves at least minimum Pre-Tax Earnings for the respective preceding fiscal year as follows:

                    Year                      Minimum Pre-Tax Earnings
                    ----                      ------------------------
                    1998                               $5,000,000
                    1999                               $8,700,000

         The terms of the Executive Bonus Plan, including the minimum Pre-Tax Earnings requirements set forth above, were determined by negotiations between the Company and the underwriter of the Company's initial public offering, and should not be construed to imply or predict any future earnings of the Company.

Compensation of Directors

         Directors of the Company currently are not paid a fee for their services, but are reimbursed for all reasonable expenses incurred in attending Board meetings. In addition, each non-employee director will receive options under the Option Plan to purchase an aggregate of 10,000 shares of Common Stock each year that the director serves as such a director (each such year, a "Grant Year"), partially contingent upon the director's attendance at the Company's four scheduled Board of Directors meetings during the Grant Year. One-quarter of the annual option grant will vest as of each of the Grant Year's first three scheduled Board of Director meetings and the remainder of such option grant will vest as of the fourth scheduled meeting; provided, in the latter case, that the director has attended all four of that Grant Year's scheduled Board meetings.



ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of April 26, 1998 (except as otherwise noted) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere in this proxy statement and (iv) by all current executive officers and directors of the Company as a group.


                                                                   Number of Shares                Percentage of
                  Name and Address (1)                          Beneficially Owned (2)                Class(2)
---------------------------------------------------------     --------------------------     --------------------------
John W. Stuart (3).......................................             3,982,760                        55.4%
David Hope (4)...........................................               328,550                         4.4%
Neil H. Foster (5).......................................                26,000                          *
Kiranjit S. Sidhu (6)....................................               143,922                         2.0%
James L. Nederlander (7).................................                10,000                          *
Mark Tratos (8)..........................................                10,000                          *
Jules Haimovitz (9)......................................                10,000                          *
Mark S. Karlan (10)......................................               325,000                         4.3%
Hanover Restaurants, Inc.................................               595,238                         8.3%
Imperial Credit Industries, Inc (11).....................               575,000                         7.4%
All executive officers and directors as a group
  (9 persons) (12).......................................             4,836,232                        60.5%

---------------------------

*Less than one percent

(1) Unless otherwise indicated, the address for each named individual or group is in care of the Company at the Company's address.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days from April 26, 1998 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of April 26, 1998 have been exercised. Percentages herein assume a base of 7,190,738 shares of Common Stock outstanding as of April 26, 1998.

(3) Includes 382,790 shares of Common Stock issuable by Mr. Stuart to third parties upon the exercise of options granted by him to such persons.

(4) Includes (i) 311,300 shares of Common Stock issuable upon the exercise of immediately exercisable stock options and (ii) 8,750 shares of Common Stock issuable upon the exercise of immediately exercisable warrants.

(5) Represents 26,000 shares of Common Stock issuable upon the exercise of immediately exercisable stock options.

(6) Includes (i) 93,265 shares of Common Stock issuable upon the exercise of immediately exercisable stock options and (ii) 5,625 shares of Common Stock issuable upon the exercise of immediately exercisable warrants. Does not include 16,529 shares of Common Stock issuable upon exercise of stock options that are not currently exercisable.

(7) Represents 10,000 shares of Common Stock issuable upon the exercise of immediately exercisable stock options.

(8) Represents 10,000 shares of Common Stock issuable upon the exercise of immediately exercisable stock options. Does not include 10,000 shares of Common Stock issuable upon the exercise of stock options that are not currently exercisable.

(9) Represents 10,000 shares of Common Stock issuable upon the exercise of immediately exercisable stock options. Does not include 20,000 shares of Common Stock issuable upon the exercise of stock options that are not currently exercisable.

(10) Represents 325,000 shares of Common Stock issuable upon the exercise of an immediately exercisable warrant granted to Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). Mr. Karlan is the President, Chief Executive Officer, Treasurer and a Director of ICCMIC. See footnote 11 below. Does not include 10,000 shares of Common Stock issuable upon the exercise of stock options that are not currently exercisable.

(11) Includes 325,000 shares of Common Stock issuable upon the exercise of an immediately exercisable warrant granted to ICCMIC. ICCMIC is managed by Imperial Credit Commercial Asset Management Corporation, which is a wholly owned subsidiary of Imperial Credit Industries, Inc. Imperial Credit Industries, Inc. also beneficially owns approximately 8.9% of the outstanding common stock of ICCMIC. Also includes 250,000 shares of Common Stock issuable upon the exercise of an immediately exercisable warrant granted to Imperial Capital Group, LLC (the "LLC"). Imperial Credit Industries, Inc. has a 60% interest in the LLC. Imperial Credit Industries, Inc. disclaims the beneficial ownership of the shares of Common Stock held by the LLC. All information provided in this footnote 11 was derived from a
     Schedule 13G filed by Imperial Credit Industries, Inc. with the Securities and Exchange Commission on April 3, 1998.

(12) Includes (i) 464,973 shares of Common Stock issuable upon the exercise of immediately exercisable stock options and (ii) 339,375 shares of Common Stock issuable upon the exercise of immediately exercisable warrants. Does not include 65,345 shares of Common Stock issuable upon the exercise of stock options, including 40,000 shares of Common Stock subject to options granted to non-employee directors of the Company, that are not currently exercisable.


ITEM 12.  Certain Relationships and Related Transactions

Certain Relationships and Related Transactions Involving Executive Officers and Directors

         As of December 31, 1996, Mr. Stuart owed the Company a total of $1,637,413 principal amount under an 8% promissory note, plus accrued interest thereon of $143,011. On, and as of such date, the Company forgave all $1,780,424 (the "Original Stuart Debt Forgiveness"). Between December 31, 1996 and August 13, 1997, the Company advanced an additional $222,000 (including principal and interest) to Mr. Stuart, all of which amount was forgiven by the Company on August 13, 1997. As of December 31, 1997, Mr. Stuart owed the Company a total of $100,000 principal amount under an 8% promissory note due in December 1998, plus accrued interest thereon of $1,041.

         In February 1997, Mr. Stuart granted to Senna Venture Capital Holdings, Inc., an affiliate of DYDX Legends Group L.P. ("DYDX" and a lender to the Company), an option to purchase 142,292 of his shares of Common Stock at an exercise price of $5.00 per share, in consideration for (i) DYDX waiving a technical default under a certain loan agreement entered into between DYDX and the Company and (ii) DYDX's agreement in connection with such waiver to allow the Original Stuart Debt Forgiveness. Such option is exercisable for a period of three years commencing as of February 9, 1998.

         Mr. Stuart, in addition to being the Chairman and Chief Executive Officer of the Company, is also the President and sole owner of LVHE, a Nevada subchapter S corporation, which owns 40% of, and is a member of R.B.L.S., a Nevada limited liability company. R.B.L.S., in turn, owns a 99% interest in R.B.L.S. Partnership, which operates a Legends production at the Royal Hawaiian Shopping Center in Honolulu, Hawaii. Mr. Stuart has a Management Agreement with R.B.L.S., pursuant to which R.B.L.S. pays him a monthly management consulting fee of $3,000 per week, provided Mr. Stuart or an approved representative makes at least one trip to Hawaii to evaluate the production every two months. In addition, according to the operating agreement of R.B.L.S., all members are to share ratably in the profits or losses of R.B.L.S. As such, LVHE is entitled to receive a 40% membership interest in the profits of R.B.L.S. However, as a result of a dispute between LVHE and R.B.L.S. as to which of the two entities is responsible for certain litigation related liabilities (the "Disputed Liabilities"), R.B.L.S. is currently withholding membership profit distributions from LVHE. The Disputed Liabilities relate to lawsuits which are based on events that took place prior to the formation of R.B.L.S. and R.B.L.S. Partnership when the Legends show in Hawaii was owned by LVHE. LVHE and R.B.L.S. dispute whether these lawsuits were retained by LVHE or assumed by R.B.L.S. when it acquired the Hawaiian Legends show from LVHE. LVHE has been informed by R.B.L.S. that R.B.L.S. is funding the defense of these suits with LVHE's membership profits. LVHE and R.B.L.S. also dispute which of them would ultimately be responsible for any settlement payments or judgments if unsuccessful.

         In February 1997, the Company agreed, pursuant to a duly authorized board resolution, that the services provided by Mr. Stuart to R.B.L.S. and/or LVHE will not place him in a conflict of interest with his employment contract with the Company (which commenced as of February 1, 1997) on the condition that all monies received by Mr. Stuart, either directly from R.B.L.S. or through LVHE, are immediately paid to the Company as producer fees earned by the Company for providing the services of Mr. Stuart. Simultaneously with such board resolution, Mr. Stuart entered into the Stuart LVHE Agreement with the Company pursuant to which he has agreed that, commencing as of February 25, 1997, he will pay any monies received by him from R.B.L.S., or through LVHE from R.B.L.S., to the Company. The Company will book any such monies received from Mr. Stuart, including both his R.B.L.S. membership profit and his management consulting fees, as revenues in the form of producer's fees (in the same manner that other such services are booked by the Company). As part of the Stuart LVHE Agreement, Mr. Stuart has also agreed (i) to indemnify the Company against any of the actions or liabilities of, or arising in connection with, LVHE, R.B.L.S., R.B.L.S. Partnership or the other members of R.B.L.S., including their respective companies, which indemnity has been secured with 200,000 of his shares of Common Stock, and (ii) to contribute all of the capital stock of LVHE (the "LVHE Stock"), as well as his rights under the Management Agreement, to the Company whenever the Company deems such contribution to be permissible under the terms of the R.B.L.S. operating agreement (such a contribution may require the approval of the other members of R.B.L.S.; however, LVHE is currently in disagreement with such members vis-a-vis the Disputed Liabilities), which contribution pledge has been secured with an additional 200,000 of Mr. Stuart's shares of Common Stock.

         The Company leases from Mr. Stuart seven condominium units in Atlantic City, New Jersey for use by the Company's performers. The current lease term expires on June 30, 1998. The total lease payment to Mr. Stuart from the Company is currently $7,833 per month, which amount the Company believes approximates the fair market value for the use thereof. In addition, commencing as of January 1, 1997, the Company is also paying, directly, the association dues, insurance, taxes, maintenance and utilities on such apartments. The Company paid aggregate rent to Mr. Stuart for such apartments of $94,000 for each of the years ended December 31, 1996 and 1997.

         Pursuant to the terms of the employment agreement between the Company and Mr. Sidhu, on April 13, 1998, the Company advanced to Mr. Sidhu $63,213 (the "Tax Loan") in order to satisfy Mr. Sidhu's income tax liability incurred in connection with the grant from the Company to Mr. Sidhu of 40,532 shares of Common Stock. Mr. Sidhu executed a promissory note in favor of the Company in connection with the Tax Loan. The promissory note provides for interest on the Tax Loan to accrue at 8% per annum, is secured by 40,532 shares of Common Stock owned by Mr. Sidhu and becomes due on April 12, 1999.

         On March 13, 1998, several subsidiaries of the Company (the "Single Purpose Subsidiaries") entered into a loan agreement with Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). Pursuant to the loan agreement, the Single Purpose Subsidiaries borrowed an aggregate of $12.5 million from ICCMIC (the "ICCMIC Loan"). The Company, as the ultimate parent of the Single Purpose Subsidiaries, has guaranteed the full repayment of the ICCMIC Loan. The ICCMIC Loan accrues interest at a variable rate (currently 10.27%) and becomes due in March 2008. In connection with the ICCMIC Loan, (i) ICCMIC agreed to provide the Company with a total credit facility of up to $20 million ($12.5 million of which was drawn down on March 13, 1998) and (ii) the Company granted to ICCMIC and a related entity (see footnote 11 to the Item 11 above) warrants to purchase an aggregate of 575,000 shares of Common Stock at an exercise price of $4.44. Mr. Karlan, a director of the Company, is the President, Chief Executive Officer and a Director of ICCMIC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ON STAGE ENTERTAINMENT, INC.
                                        (Registrant)


Dated: April 29, 1998                   By: /s/ John W. Stuart
                                            ------------------
                                            John W. Stuart
                                            Chairman and Chief Executive Officer