Form 10QSB
period 1998-03-31
ON STAGE ENTERTAINMENT INC
filed 1998-05-15
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

[  ]  Transition report under Section 13 or 15 (d) of the Exchange Act

      For the Transition period from __________________ to _____________________

      Commission file number   0-92402

                          ON STAGE ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                                 88-0214292
---------------------------------                            -------------------
  (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                              89103
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (ZIP CODE)

                                 (702) 253-1333
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                      Outstanding at April 1, 1998
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                                  7,190,738

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                        PAGE NO.


Part I. Financial Information

       Item 1. Consolidated Financial Statements

                   Balance sheets......................................
                   Statements of operations............................
                   Statements of cash flows............................
                   Notes to financial statements.......................

       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations....


Part II. Other Information

       Item 1. Exhibits and Reports on Form 8-K........................

Signatures.............................................................

Exhibit Index..........................................................

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                        December 31,      March 31,
                                                                                                           1997             1998
                                                                                                       ----------------------------
                                                                                                                        (Unaudited)
Assets
Current assets
      Cash and cash equivalents ..................................................................     $ 2,323,559      $ 1,195,187
      Accounts receivable, net ...................................................................         455,340          963,995
      Inventory ..................................................................................         118,700          299,771
      Deposits ...................................................................................         342,096          465,385
      Prepaid and other assets ...................................................................         271,338          353,472
      Pre-opening costs, net .....................................................................            --            804,410
    Notes receivable from stockholder ............................................................         136,194          158,568
                                                                                                      ------------     ------------
               Total current assets ..............................................................       3,647,227        4,240,788
                                                                                                      ------------     ------------

Property, equipment and leasehold improvements  (Note 5) .........................................       5,008,835       20,807,049
Less:  Accumulated depreciation and amortization .................................................      (2,553,347)      (2,706,258)
                                                                                                      ------------     ------------
Property, equipment and leasehold improvements, net ..............................................       2,455,488       18,100,791
                                                                                                      ------------     ------------

Cost in excess of net assets acquired, net of accumulated amortization
    of $7,370 and $10,941 ........................................................................         116,415          112,845
Direct acquisition costs .........................................................................         258,133          100,557
Deferred financing costs, net of amortization of  $3,699 (Note 5) ................................            --            746,301
                                                                                                      ------------     ------------
                                                                                                      $  6,477,263     $ 23,301,282
                                                                                                      ============     ============
Liabilities and Stockholder's Equity
Current liabilities
    Accounts payable and accrued expenses ........................................................    $    880,286     $  2,108,065
    Accrued payroll and other liabilities ........................................................         698,499        1,230,492
    Current maturities of long-term debt .........................................................         271,918          603,332
                                                                                                      ------------     ------------
                 Total current liabilities .......................................................       1,850,703        3,941,889
                                                                                                      ------------     ------------

Long-term debt, less current maturities  (Note 5) ................................................         550,332       13,311,891
                                                                                                      ------------     ------------
           Total liabilities and long-term debt ..................................................       2,401,035       17,253,780
                                                                                                      ------------     ------------

Commitments and contingencies (Note 4)

Stockholder's equity
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding .................................................            --               --
     Common stock, par value $0.01 per share; authorized 25,000,000
          shares; 6,595,500 and 7,190,738 shares issued and outstanding ..........................          65,955           71,907
     Additional paid-in-capital ..................................................................       7,340,013        9,834,061
     Accumulated deficit .........................................................................      (3,329,740)      (3,858,466)
                                                                                                      ------------     ------------
          Total stockholder's equity .............................................................       4,076,228        6,047,502
                                                                                                      ------------     ------------
                                                                                                      $  6,477,263     $ 23,301,282
                                                                                                      ============     ============

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                         1997          1998
                                                     --------------------------
                                                     (Unaudited)    (Unaudited)

Net revenues (Note 5) ............................   $ 2,718,777    $ 6,205,371
Costs of revenues ................................     1,902,888      3,917,328
                                                     -----------    -----------

Gross profit .....................................       815,889      2,288,043
Selling, general & administrative ................     1,069,832      2,282,216
Depreciation and amortization ....................       147,241        188,621
                                                     -----------    -----------

Operating loss ...................................      (401,184)      (182,794)
Interest expense, net ............................       113,869         13,760
Other income .....................................          --          (35,599)
Subsidiary operations for period not owned (Note 5)         --          366,516
                                                     -----------    -----------

Net loss before income taxes .....................      (515,053)      (527,471)
Income taxes .....................................         2,319          1,255
                                                     -----------    -----------
Net loss .........................................   $  (517,372)   $  (528,726)
                                                     ===========    ===========

Loss per share ...................................   $     (0.12)   $     (0.08)
                                                     ===========    ===========

Number of common shares outstanding ..............     4,486,515      6,714,548
                                                     ===========    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                        1997               1998
                                                                                                     ------------------------------
                                                                                                     (Unaudited)        (Unaudited)
Cash flows from operating activities
       Net loss ..............................................................................       $  (517,372)       $  (528,726)
                                                                                                     -------------------------------
       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
         Issuance of common stock to officer .................................................           162,129               --
         Depreciation and amortization .......................................................           147,241            160,180
         Increase (decrease) from changes in operating assets and
                   liabilities
                           Accounts receivable ...............................................           170,599           (508,655)
                           Inventory .........................................................            (6,967)           (60,987)
                           Deposits ..........................................................          (121,970)          (123,289)
                           Offering costs ....................................................          (162,728)              --
                           Pre-opening costs .................................................          (112,457)          (804,410)
                           Prepaid and other assets ..........................................           (23,963)            75,382
                           Accounts payable and accrued expenses .............................            (6,623)           241,735
                           Accrued payroll and other liabilities .............................           (57,144)           531,993
                           Litigation settlement accrual .....................................          (100,000)              --
                                                                                                     -------------------------------
         Total adjustments ...................................................................          (111,883)          (488,051)
                                                                                                     -------------------------------
Net cash used in operating activities ........................................................          (629,255)        (1,016,777)
                                                                                                     -------------------------------

Cash flows from investing activities
              Advances on note receivable from stockholder ...................................          (103,235)           (55,000)
              Payments received on notes receivable from stockholder .........................              --               32,626
              Capital expenditures ...........................................................           (93,517)          (134,363)
              Direct acquisition costs .......................................................              --             (488,298)
              Payment for purchase of Gedco, USA, net of cash received (Note 5) ..............              --          (12,116,556)
                                                                                                     -------------------------------
Net cash used in investing activities ........................................................          (196,752)       (12,761,591)
                                                                                                     -------------------------------

Cash used in financing activities
      Borrowings/repayments under line of credit .............................................              --              250,000
      Proceeds from long-term borrowing (Note 5) .............................................              --           12,500,000
      Repayment on long-term borrowing .......................................................           (25,597)          (100,004)
      Proceeds from bridge notes .............................................................           875,000              --
                                                                                                     -------------------------------
Net cash provided by financing activities ....................................................           849,403         12,649,996
                                                                                                     -------------------------------

Net increase in cash and cash equivalents ....................................................            23,396         (1,128,372)
Cash and cash equivalents at beginning of period .............................................           290,751          2,323,559
                                                                                                     -------------------------------

Cash and cash equivalents at end of period ...................................................       $   314,147        $ 1,195,187
                                                                                                     ===============================

Supplemental  disclosure  of cash flow  information
    Cash paid during the period for:
        Interest .............................................................................       $    67,072        $    22,923
        Taxes ................................................................................             2,319              1,255
                                                                                                     ===============================

Supplemental schedule of non-cash investing and financing activities

During the three months ended March 31, 1997 and 1998, $0 and $442,997 of lease assets and other obligation, principally pre-opening costs, were capitalized, respectively.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

(1) Basis of Presentation

The  financial  statements  included  herein  include  the  accounts of On Stage
Entertainment, Inc. (the "Company") and its subsidiaries, Legends in Concert, Inc., a Nevada corporation; On Stage Marketing Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; Fort Liberty, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry's Inc., a Nevada corporation and
Interactive Events, Inc., a Georgia corporation (collectively, the "Subsidiaries"). In the opinion of the Company's management, all adjustments considered necessary for fair presentation have been reflected in the financial statements. These adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 1998, are not necessarily indicative of those expected for the full year. Certain prior year amounts have been adjusted and reclassified to conform to the 1997 presentation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the Company's audited financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB, filed on March 31, 1998 with the Securities and Exchange Commission. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company's December 31, 1997 audited financial statements, have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such instructions. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in Form 10-KSB, filed on March 31, 1998.

(2) Subsequent Events

On April 23, 1998 the Company formed six (6) new Nevada subsidiaries. These subsidiaries include: On Stage Productions, Inc., On Stage Merchandise, Inc., On Stage Casino Entertainment, Inc., On Stage Events, Inc., On Stage Theaters North Myrtle Beach, Inc., and On Stage Theaters Surfside Beach, Inc.

In March 1997, in connection with the Company's initial public offering of its common stock, par value $0.01 per share ("Common Stock"), and redeemable warrants to purchase Common Stock (the "IPO"), the Company agreed with its Underwriter, Whale Securities Co., LP (the "Underwriter"), that it would neither loan nor advance any sums to or on behalf of John W. Stuart, the Company's Chairman, Chief Executive Officer and principal stockholder, other than those sums advanced to Mr. Stuart from December 31, 1996 through the date of the IPO, without the Underwriter's prior consent. On October 23, 1997 and subsequently on November 17, 1997, the Company received authorization from the Underwriter to advance Mr. Stuart an aggregate of $105,483 (including principal and interest) and on March 25, 1998, the Company again received authorization from the Underwriter to advance $150,000 for settlement of certain litigation pending against Mr. Stuart related to his involvement in the Legends in Concert, Hawaii show. As of May 5, 1998, the Company has advanced Mr. Stuart an aggregate of $205,483 (the "Advance"), which Advance bears interest at a rate of 10% per annum, matures one year from the date of the Advance and is evidenced by a promissory note.


(3) Loss Per Share

On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No.
128. Earnings per share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, potential dilutive securities have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dilutive.

For the three months ended March 31, 1997, potential dilutive securities representing 617,403 outstanding options and 212,500 outstanding warrants are not included, since their effect would be anti-dilutive. For the three months ended March 31, 1998, potential dilutive securities representing 563,953 outstanding stock options and 2,802,000 outstanding warrants are not included, since their effect would be anti-dilutive.

(4) Commitments and Contingencies

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

(5) Business Acquisition

Gedco USA, Inc. Acquisition

On March 13, 1998, the Company completed its acquisition of certain assets from Gedco USA, Inc. and its affiliates for a purchase price of $14,000,000, consisting of $11,500,000 in cash and 595,238 shares of Common Stock valued at $2,500,000 (the "Gedco Acqusition").

Included in the Gedco Acquisition were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast, Blazing Pianos piano bar, the Fort Liberty shopping complex that includes a Wild Bill's Dinner Theater, each of which is located in greater Orlando, Florida, and a second Wild Bill's Dinner Thearter located in Buena Park, California. Gerard O'Riordan, President of Gedco USA, Inc., joined the Company as President of On Stage Theaters, Inc., a wholly subsidiary of the Company that manages the acquired dinner theaters and piano bar as well as other selected theaters.

The Company funded the cash portion of the purchase price and transaction fees and expenses with $12.5 million of mortgage financing from Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). ICCMIC has committed a total of $20,000,000, of which $7,500,000 is remaining to finance the Company's future real estate related acquisitions. In connection with the loan agreement entered into between the Company and ICCMIC on March 13, 1998 (the "Loan Agreement"), the Company granted ICCMIC the right to provide the Company with up to an additional $30 million of similar mortgage financing. In connection with the financing, the Company issued ICCMIC and Imperial Capital Group LLC (an affiliate of ICCMIC), an aggregate of 575,000 warrants immediately exercisable into Common Stock at an exercise price of $4.44. In addition, concurrent with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg.

The components of the purchase price and its allocation to the assets and liabilities are as follows:


Purchase Price:
     Liabilities assumed ........................................    $   986,044
     Issuance of  595,238 restricted shares of common stock .....      2,500,000
                                                                     -----------
                                                                       3,486,044
     Costs of acquisition incurred ..............................      1,645,874
       Cash paid ................................................     11,500,000
                                                                     -----------
                                                                     $16,631,918
                                                                     ===========

         The acquisition was accounted for as a purchase and the assets acquired were recorded at a fair market value. The building and equipment are being depreciated over twenty and three years, respectively, under the straight-line method. The allocation of the purchase price was as follows:


Cash .......................................................         $   383,444
Inventory ..................................................             120,084
Prepaid expenses ...........................................             157,516
Land .......................................................          11,275,507
Building ...................................................           3,214,740
Equipment ..................................................             730,627
Deferred financing acquisition expenses ....................             750,000
                                                                     -----------
                                                                     $16,631,918
                                                                     ===========

         The assets acquired and liabilities assumed were transferred to either the Company's wholly-owned subsidiary, On Stage Theaters, Inc., or a wholly owned subsidiary of On Stage Theaters, Inc., concurrent with the acquisition.

         The Company has elected to consolidate the operations of the assets acquired in the Gedco Acquisition retroactively to January 1, 1998. Therefore, the pre-acquisition gain of $366,516 has been added to the consolidated statement of operations for the quarter ended March 31, 1998. The effect of this consolidation of operations prior to acquisition was an increase in net sales of approximately $3,099,071.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to its outstanding litigation matters and the defenses available to the Company, the seasonality of the Company's business, and liquidity as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes,"
"expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The
forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         The most important factors that could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those identified in pages 9-17 of Amendment No. 5 to the Company's Registration Statement on Form SB-2 filed with the Commission on August 13, 1997 (Registration No. 333-24681), as well as the following: (i) The Company's dependence on its flagship productions Legends in Concert, Wild Bill's Dinner Extravaganza, Blazing Pianos, King Henry's Feast and its principal production venues; (ii) The ability of the Company to successfully produce and market new productions and to manage the growth associated with the any new productions;
(iii) Risks associated with the Company's acquisition strategy, including the Company's ability to successfully identify, complete and integrate strategic acquisitions; (iv) The Company's ability to obtain financing on commercially reasonable terms; (v) The Company's ability to service its substantial indebtedness; (vi) The competitive nature of the leisure and entertainment industry and the ability of the Company to continue to distinguish its services;
(vii) Fluctuations in quarterly operating results and the highly seasonal nature of the Company's business; (viii) The ability of the Company to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates as well as its ability to protect its intellectual property rights; (ix) The ability of the Company to successfully manage the litigation pending against it and to avoid future litigation; and (x) The results of operations which depend on numerous factors including, but not limited to, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

         The following tables sets forth, the results of operations by operating divisions for the period indicated:

                                                              For the quarter ended March 31, 1997
                               ----------------------------------------------------------------------------------------------------
                                                                                                Sub-Total
                                  Casino     Corporate                  Production              Operating   Corporate      Total
                               Entertainment   Events     Merchandise    Services    Theaters   Divisions     Office   Consolidated
                               ----------------------------------------------------------------------------------------------------
Net revenues.................   $1,457,046   $  625,050   $   67,376    $      --   $  569,305  $2,718,777  $      --   $2,718,277
Cost of revenues ............      887,445      420,868       14,462        59,253     520,860   1,902,888         --    1,902,888
                                --------------------------------------------------------------------------------------------------
Gross profit.................      569,601      204,182       52,914       (59,253)     48,445     815,889         --      815,889

Selling, general &
  administrative.............       53,758      152,287           --           --      137,049     343,094    726,738    1,069,832
Depreciation & amortization .       30,583           --           --           --        5,123      35,706    111,535      147,241
                                --------------------------------------------------------------------------------------------------
Operating income (loss) .....      485,260       51,895       52,914       (59,253)    (93,727)    437,089   (838,273)    (401,184)
Interest expense, net  ......          --          (144)          --            --          --        (144)   114,013           --
                                --------------------------------------------------------------------------------------------------
Net income (loss) before
   income taxes .............      485,260      52,039       52,914       (59,253)    (93,727)    437,233   (952,286)    (515,053)
Income taxes.................           --       1,723           --            --          --       1,723        596        2,319
                                --------------------------------------------------------------------------------------------------
Net income (loss) ...........   $  485,260  $   50,316   $   52,914    $  (59,253)  $ (93,727) $  435,510 $ (952,882)  $ (517,372)
                                =================================================================================================


                                                              For the quarter ended March 31, 1997
                               ----------------------------------------------------------------------------------------------------
                                                                                                Sub-Total
                                  Casino     Corporate                  Production              Operating   Corporate      Total
                               Entertainment   Events     Merchandise    Services    Theaters   Divisions     Office   Consolidated
                               ----------------------------------------------------------------------------------------------------

Net revenues................    $1,525,353  $  539,798   $   56,056    $       --   $4,084,164 $6,205,371 $       --   $6,205,371
Cost of revenues ...........       973,607     345,184       12,770        31,549    2,554,218  3,917,328         --    3,917,328
                                --------------------------------------------------------------------------------------------------
Gross profit................       551,746     194,614       43,286       (31,549)   1,529,946  2,288,043         --    2,288,043
Selling, general &
  administrative ...........        54,306     229,716        4,702        43,104    1,244,838  1,576,666    705,550    2,282,216
Depreciation  &
  amortization .............        38,402       2,748          560            --       69,863    111,573     77,048      188,621
                                --------------------------------------------------------------------------------------------------
Operating income (loss) ....       459,038     (37,850)      38,024       (74,653)     215,245    599,804   (782,598)    (182,794)
Interest expense, net ......            --         (20)          --            --        6,815      6,795      6,965       13,760
Other income................            --          --           --            --      (35,599)   (35,599)        --      (35,599)
Subsidiary operations for
  period not owned .........            --          --           --            --      366,516    366,516         --      366,516
                                --------------------------------------------------------------------------------------------------
Net income (loss) before
  income taxes .............       459,038     (37,830)      38,024       (74,653)    (122,487)   262,092   (789,563)    (527,471)
Income taxes................            --          --           --            --           --         --      1,255        1,255
                                --------------------------------------------------------------------------------------------------
Net income (losses) ........    $  459,038  $  (37,830)  $   38,024    $  (74,653)  $ (122,487) $ 262,092 $ (790,818)  $ (528,726)
                                =================================================================================================

The following table sets forth, for the periods indicated, the percentage of the Company's net revenues represented by operating Divisions income statement data:

                                                                       Three Months Ended March 31, 1997
                                         -------------------------------------------------------------------------------------------
                                                                                                  Sub-Total
                                            Casino    Corporate              Production           Operating  Corporate     Total
                                         Entertainment  Events   Merchandise  Services  Theaters  Divisions    Office   Consolidated
                                         -------------------------------------------------------------------------------------------
Net revenues.........................       100.0%     100.0%      100.0%      100.0%     100.0%     100.0%    100.0%      100.0%
Cost of revenues ....................        60.9       67.3        21.5         0.0       91.5       70.0       0.0        70.0
                                           ---------------------------------------------------------------------------------------
Gross profit ........................        39.1       32.7        78.5         0.0        8.5       30.0       0.0        30.0
Selling, general & administrative ...         3.7       24.4         0.0         0.0       24.1       12.6       0.0        39.4
Depreciation & amortization .........         2.1        0.0         0.0         0.0        0.9        1.3       0.0         5.4
                                           ---------------------------------------------------------------------------------------
Operating income (loss) .............        33.3        8.3        78.5         0.0      (16.5)      16.1       0.0       (14.8)
Interest, net .......................         0.0        0.0         0.0         0.0        0.0        0.0       0.0         4.1
                                           ---------------------------------------------------------------------------------------
Net income (loss) before ............        33.3        0.0        78.5         0.0      (16.5)       0.0       0.0       (18.9)
Income taxes ........................         0.0        0.3         0.0         0.0        0.0        0.1       0.0         0.1
                                           ---------------------------------------------------------------------------------------
Net income (loss) ...................       33.3%        8.3%       78.5%        0.0%     (16.5)%     16.0%      0.0%      (19.0%)
                                           =======================================================================================

                                                                       Three Months Ended March 31, 1998
                                         -------------------------------------------------------------------------------------------

Net revenues.........................      100.0%      100.0%      100.0%      100.0%      100.0%    100.0%    100.0%      100.0%
Cost of revenues ....................       63.8        63.9        22.8         0.0        62.5      63.1       0.0        63.1
                                           --------------------------------------------------------------------------------------
Gross profit ........................       36.2        36.1        77.2         0.0        37.5      36.9       0.0        36.9
Selling, general & administrative ...        3.6        42.6         8.4         0.0        30.5      25.4       0.0        36.8
Depreciation & amortization .........        2.5         0.5         1.0         0.0         1.7       1.8       0.0         3.0
                                           --------------------------------------------------------------------------------------
Operating income (loss)..............       30.1        (6.5)       68.8         0.0         7.0      11.5       0.0         0.1
Interest, net .......................        0.0         0.0         0.0         0.0         0.2       0.1       0.0         0.2
Other income ........................        0.0         0.0         0.0         0.0        (0.9)     (0.6)      0.0        (0.6)
Subsidiary operations for period
  not owned .........................        0.0         0.0         0.0         0.0         9.0       6.0       0.0         6.0
                                           --------------------------------------------------------------------------------------
Net income (loss) before income
  taxes ..............................      30.1        (7.0)       67.8         0.0        (3.0)      4.2       0.0        (8.5)
Income taxes .........................       0.0         0.0         0.0         0.0         0.0       0.0       0.0         0.0
                                           --------------------------------------------------------------------------------------
Net income (loss) ....................      30.1%       (7.0%)      67.8%        0.0        (3.0%)     4.2%      0.0%       (8.5%)
                                           ======================================================================================

Net loss for the quarter ended March 31, 1998 was $528,726, as compared to a net loss of $517,732 for the quarter ended March 31, 1997.

Quarter Ended March 31, 1997 versus Quarter Ended March 31, 1998

Net Revenues. Revenues increased by 128.3% to $6,205,000 for the quarter ended March 31, 1998 compared to $2,718,000 for the quarter ended March 31, 1997. The Company's revenue is derived from four principal operating divisions: Theaters, Corporate Events, Merchandise, and Casino Entertainment.

Theaters revenues were approximately $4,084,000 for the quarter ended March 31, 1998 compared to $569,000 for the quarter ended March 31, 1997, an increase of $3,515,000, or 617.4%. Contributing to this increase were increases of approximately: (i) $566,000, attributable a full scale Legends show at the Estrel Residence & Congress Hotel in Berlin, Germany, a resident Legends show at the Christy Lane Theater in Branson, Missouri, a resident variety show at the Sheraton Valley Forge Hotel in King of Prussia; and (ii) $3,099,000, attributable to the consolidation of operations of the Gedco Acquisition, retroactively to January 1, 1998. These increases were partially offset by decreases of approximately: (a) $104,000, attributable to the discontinuation of the Legends show on Premier Cruise Lines due to a sale of the vessels to a new company; and (b) $46,000, attributable to the resident Legends show in Myrtle Beach, South Carolina.

Corporate Events revenues were $540,000 for the quarter ended March 31, 1998 compared to $625,000 for the quarter ended March 31, 1997, a decrease of $85,000 or 13.6%. This decrease was mainly attributable to a reduction of $209,000, in limited engagements which included the Legends Celebrity Series at the Empress Casino in Joliet, Illinois, which ran in 1997 but not in 1998. These decreases were partially offset by increases in revenues of approximately $124,000 from other corporate events.

Merchandise revenues were approximately $56,000 for the quarter ended March 31, 1998 compared to $67,000 for the quarter ended March 31, 1997, a decrease of $11,000 or 16.4%. This decrease was mainly attributable to a decrease in photo revenues at the Fireside Restaurant & Playhouse, due to the discontinuation by Fireside of merchandise sales during 1998.

Casino Entertainment revenues were approximately $1,525,000 for the quarter ended March 31, 1998 compared to $1,457,000 for the quarter ended March 31, 1997, an increase of $69,000, or 4.7%. Contributing to this increase were increases of approximately: (i) $120,000, attributable to the Camouflage Aux Follies, at the Taj Mahal Hotel and Casino in Atlantic City, New Jersey, which ran in 1998, but not in 1997; (ii) $39,000, attributable to the Legends show at the Bally's Park Place in Atlantic City, New Jersey; and (iii) $66,000, attributable to Fiesta! Fiesta!, at the Taj Mahal Hotel and Casino in Atlantic City, New Jersey, which ran in 1998, but not in 1997. These increases were partially offset by decreases of approximately: (a) $64,000, attributable to a resident Legends show at the Imperial Palace in Las Vegas; and (b) $92,000, attributable to An Evening at the Improv(R) Spectacular for Trump's Taj Majal in Atlantic City, Where it ran from March 1997 through July 1997.

Costs of Revenues. Total costs of revenues were $3,917,000 for the quarter ended March 31, 1998 compared to $1,903,000 for the quarter ended March 31, 1997, an increase of $2,014,000, or 105.9%. Costs of revenues decreased to 63.1% of net revenues for the quarter ended March 31, 1998, as compared to 70.0% for the quarter ended March 31, 1997. This decrease in cost of sales as percentage of revenues was primarily attributable to a change in the mix of the Company's revenues due to the inclusion of the Gedco Acquisition revenues which have lower costs of revenues (49.4%) than: Casino Entertainment (63.8%); Corporate Events (63.9%); or Theaters (103.8%, exclusive of the Gedco USA, Inc. consolidation). The increase in total costs of revenues was partially offset by a decrease in costs of revenue (22.8%) in the Merchandise Division.

Selling, General and Administrative. Selling, general and administrative costs were approximately $2,282,000 for the quarter ended March 31, 1998 as compared to $1,070,000 for the quarter ended March 31, 1997, an increase of $1,212,000, or 113.3%. Selling, general and administrative costs decreased to 36.8% of net revenues for the quarter ended March 31, 1998, as compared to 39.4% for the quarter ended March 31, 1997. The increase in total cost was primarily attributable to the inclusion of the Gedco Acquisition selling, general and administrative expense, and increases in automobile expenses, insurance, professional services, rent, advertising, and promotion and investor relations. These decreases were partially offset by decreases in salaries and commissions.

Operating Loss. The Company's operating loss was approximately $183,000 for the quarter ended March 31, 1998, compared to an operating loss of $401,000 for the quarter ended March 31, 1997, an increase of $218,000, or 54%.

Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 1998 increased by $41,000, or 28.0%, as compared to the quarter ended March 31, 1997. The increase was primarily due to capital additions to current shows, new shows, goodwill amortization and an increase in assets as a result of the Gedco Acquisition.

Interest Expense, Net. Interest expense for the quarter ended March 31, 1998 decreased by $100,000, or 88%, as compared to the quarter ended March 31, 1997. The decrease was primarily due to a decrease in the average borrowing level for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Other Income. Other income for the quarter ended March 31, 1998 was attributable to a sign-on bonus received from a new supplier.

Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the quarter ended March 31, 1998. Income taxes for the quarters ended March 31, 1997 and 1998, relate to income taxes due in those states other than Nevada in which the Company conducts business. At March 31, 1997 and 1998, the Company had federal net operating loss carryforwards of approximately $1,174,847 and $3,024,097, respectively. Under
Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Seasonality and Quarterly Results

The Company's business has been, and is expected to remain, highly seasonal, with the majority of its revenue being generated during the months of April through October. Part of the Company's business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues. The Gedco Acquisition should also help to decrease the seasonality of the Company's business since Gedco's revenue has historically been less seasonal. The Company is exploring opportunities to open shows in markets such as Florida and Arizona, domestically, and Australia, South Africa, and Mexico, abroad, which the Company believes, could also help mitigate the effect of this seasonality.

The following table sets forth the Company's net revenue for each of the last nine quarters ended March 31, 1998:

                                      Net Revenues ($ in thousands)
                            ----------------------------------------------------
                            March 31,    June 30,   September 30,   December 31,
                            ----------------------------------------------------

Fiscal 1996 ..........       $2,347       $4,266       $4,591         $3,074
Fiscal 1997 ..........       $2,719       $3,979       $5,071         $3,957
Fiscal 1998 ..........       $6,205           --           --             --

Liquidity and Capital Resources

General

The Company has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. The Company anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the costs associated therewith), that the Company's current cash, cash equivalent balances, anticipated revenue from operations and its working capital line will be sufficient to fund its current operations and contemplated capital requirements over the next 18 months. However, the Company's acquisition strategy will require additional debt and/or equity financing. In the event the Company's plans or assumptions change, prove to be incorrect, or if balances and/or anticipated revenues otherwise prove to be insufficient, the Company would need to revise its expansion strategy (which revision could include the curtailment, delay or elimination of certain of its anticipated productions or the funding of such productions through arrangements with third parties, which would require it to relinquish rights to a substantial portion of its revenues) and/or seek additional financing prior to the end of such period.

For the quarter ended March 31, 1997, the Company used cash of $629,000 in operations. As of March 31, 1997, the Company had approximately $314,000 in cash and cash equivalents. For the quarter ended March 31, 1998, the Company used cash of $1,017,000 in operations. As of March 31, 1998, the Company had approximately $1,195,000 in cash and cash equivalents. The operating deficits for both quarters were primarily attributable to business seasonality, and an increase in selling, general and administrative costs.

The net cash used in investing activities for the quarter ended March 31, 1997 of $197,000, was primarily attributable to capital expenditures and direct advances (which were subsequently written off at August 13, 1997) on notes receivable to Mr. Stuart. The net cash used in investing activities for the quarter ended March 31, 1998 of $12,762,000, was primarily attributable to direct acquisition costs related to the Gedco Acquisition.

Net cash provided by financing activities for the quarter ended March 31, 1997 of $849,000, was primarily attributable to a series of debt and bank financings. Net cash provided by financing activities for the quarter ended March 31, 1998 of $12,650,000, was primarily attributable to ICCMIC's funding of $12,500,000 for the Gedco Acquisition.

At March 31, 1997, the Company had a working capital deficit of approximately $351,000, which resulted primarily from business seasonality, increased operating expenses and advances paid to Mr. Stuart in the amount of approximately $103,000. At March 31, 1998, the Company had working capital of approximately $298,000, primarily attributable to an increase in pre-paid tickets and monies received from the Gedco Acquisition.

Working Capital Line

In May 1997, First Security Bank of Nevada ("First Security") issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. On March 28, 1998, First Security increased the line of credit from $250,000 to $1,000,000 and extended the expiration date of the line to March 25, 1999. As of May 13, 1998, the Company had drawn $715,000 on the line of credit.

Capital Equipment Financing Commitment

On September 29, 1997, First Security Leasing Company, a Utah corporation, approved the Company for a $500,000 capital lease line of credit, which was subsequently increased to $1,000,000 on March 28, 1998. Advances under this capital lease line incur interest at a rate of 9.75% per annum. The financing commitment will expire on September 29, 1998. As of April 11, 1998, the Company had drawn $832,000 on the capital lease line.

Mortgage Financing Commitment

On March 13, 1998, the Company entered into the Loan Agreement with ICCMIC pursuant to which ICCMIC agreed to provide the Company with up to $20,000,000 of mortgage financing. On the same date, the Company used $12,500,000 of said facility to fund the cash portion of the Gedco Acquisition and related fees. In connection with the Loan Agreement, the Company provided ICCMIC with the right to provide the Company with up to an additional $30,000,000 of mortgage related financing. In addition concurrent with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg.

                           PART II. OTHER INFORMATION


Item 1.  Exhibits & Reports on Form 8-K

         (a) Exhibits

         The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-B.

          4.1 Warrant Agreement between Imperial Credit Commercial Mortgage Investment Corp., Imperial Capital Group LLC and the Registrant, dated as of March 13,1998.

          10.1 Loan Agreement by and between Imperial Credit Commercial Mortgage Investment Corp. and Wild Bill's California, Inc., King Henry's, Inc. and Fort Liberty, inc., dated as of March 13, 1998.

          10.2 Guaranty  Loan  Agreement   between  Imperial  Credit  Commercial
               Mortgage Investment Corp. and the Registrant, dated as of March 13, 1998.

         (b) Reports on Form 8-K

On March 30, 1998, the Company filed a report on Form 8-K in which the Company reported the terms of the Gedco Acquisition.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ON STAGE ENTERTAINMENT, INC.








Date: May 14, 1998                               /s/ John W. Stuart
                                                 -------------------------------
                                                 John W Stuart, Chairman
                                                 and Chief Executive Officer









Date: May 14, 1998                                /s/ Kiranjit S. Sidhu
                                                  ------------------------------
                                                  Kiranjit S. Sidhu, Senior Vice
                                                  President Finance and
                                                  Administration, and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX


4.1 Warrant Agreement between Imperial Credit Commercial Mortgage Investment Corp., Imperial Capital Group LLC and the Registrant, dated as of March 13,1998.

10.1 Loan Agreement by and between Imperial Credit Commercial Mortgage Investment Corp. and Wild Bill's California, Inc., King Henry's, Inc. and Fort Liberty, inc., dated as of March 13, 1998.

10.2 Guaranty Loan Agreement between Imperial Credit Commercial Mortgage Investment Corp. and the Registrant, dated as of March 13, 1998.