Form 10-Q
period 1998-06-30
ON STAGE ENTERTAINMENT INC
filed 1998-08-17
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at June 30, 1998
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                                  7,397,350

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        PAGE NO.

Part I. Financial Information


       Item 1. Consolidated Financial Statements

                   Balance sheets.....................................
                   Statements of operations...........................
                   Statements of cash flows...........................
                   Notes to financial statements......................

       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations


Part II. Other Information


       Item 1.  Legal Proceedings.....................................
       Item 2.  Changes in Securities.................................
       Item 3.  Defaults upon Senior Securities.......................
       Item 4.  Submission of Matters to a vote of Security Holders
       Item 5.  Other Information.....................................
       Item 6.  Exhibits and Reports on Form 8-K......................

Signatures............................................................


Exhibit Index.........................................................

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                          PART I. FINANCIAL INFORMATION

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                             December 31,      June 30,
                                                                 1997            1998
                                                            ----------------------------
                                                                             (Unaudited)
                  Assets
Current assets
     Cash and cash equivalents ..........................   $  2,323,559    $  1,087,974
     Accounts receivable, net ...........................        455,340       1,353,651
     Inventory ..........................................        118,700         227,097
     Deposits ...........................................        342,096         494,223
     Prepaid and other assets ...........................        271,338         428,862
     Pre-opening costs, net .............................           --         1,256,382
     Notes receivable from stockholder ..................        136,194         184,695
                                                             -----------     -----------
          Total current assets ..........................      3,647,227       5,032,884
                                                             -----------     -----------
Property, equipment and leasehold
    improvements (Note 5) ...............................      5,008,835      23,433,744
Less:  Accumulated depreciation and amortization ........     (2,553,347)     (2,852,505)
                                                             -----------     -----------
Property, equipment and leasehold improvements, net .....      2,455,488      20,581,239
                                                             -----------     -----------
Cost in excess of net assets acquired, net of accumulated
 Amortization of $7,370 and $12,429 .....................        116,415         111,357
Direct acquisition costs ................................        258,133         112,414
Deferred financing costs, net of amortization
 of $14,583 (Note 5) ....................................           --         1,235,417
                                                             -----------     -----------
                                                            $  6,477,263    $ 27,073,311
                                                             ===========     ===========
                  Liabilities and Stockholder's Equity
Current liabilities
     Accounts payable and accured expenses ..............   $    880,286    $  2,238,788
     Accrued payroll and other liabilities ..............        698,499       1,506,562
     Current maturities of long-term debt ...............        271,918       1,399,155
                                                             -----------     -----------
          Total current liabilities .....................      1,850,703       5,144,505
                                                             -----------     -----------
Long-term debt, less current maturities (Note 5) ........        550,332      14,671,232
                                                             -----------     -----------
          Total liabilities .............................      2,401,035      19,815,737
                                                             -----------     -----------

Commitments and contingencies (Note 4)

Stockholder's equity
     Preferred stock, par value $1 per share,
        1,000,000 shares authorized; none issued and
      outstanding .......................................           --              --
     Common stock, par value $0.01 per share;
       authorized 25,000,000 shares; 6,595,500 and
       7,397,350 shares issued and outstanding ..........         65,955          73,973
     Additional paid-in capital .........................      7,340,013      11,055,155
     Accumulated deficit ................................     (3,329,740)     (3,871,554)
                                                             -----------     -----------
          Total stockholder's equity ....................      4,076,228       7,257,574
                                                             -----------     -----------
                                                            $  6,477,263    $ 27,073,311
                                                             ===========     ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                        Three months ended
                                                              June 30,
                                                    ---------------------------
                                                       1997            1998
                                                    (Unaudited)     (Unaudited)
                                                    ---------------------------

Net revenues (Note 5) .........................     $ 3,979,685     $ 8,244,581

Costs of revenues .............................       2,569,863       6,466,463
                                                    -----------     -----------
Gross profit ..................................       1,409,822       1,778,118

Selling, general & administrative .............         877,171       1,076,753

Depreciation and amortization .................         171,868         329,939
                                                    -----------     -----------
Operating income ..............................         360,783         371,426

Interest expense, net .........................          60,141         431,721

Other income ..................................            --           (47,207)
                                                    -----------     -----------
Net income (loss) before income taxes .........         300,642         (13,088)

Income taxes ..................................            --              --
                                                    -----------     -----------
Net income (loss) .............................     $   300,642     $   (13,088)
                                                    ============    ===========
Basic income (loss) per share .................     $      0.06     $     (0.00)
                                                    ============    ===========
Diluted net income (loss) per share ...........     $      0.06     $     (0.00)
                                                    ============    ===========
Basic average of common shares outstanding ....       4,683,331       7,193,008
                                                    ============    ===========
Diluted average number of common shares
outstanding ...................................       4,763,214       7,193,008
                                                    ============    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                            Six  months ended
                                                                 June 30,
                                                       ----------------------------
                                                            1997           1998
                                                       (Unaudited)     (Unaudited)
                                                       ----------------------------
Net revenues (Note 5) ..............................   $  6,698,462    $ 14,449,952

Costs of revenues ..................................      4,472,751      10,921,686
                                                        -----------     -----------
Gross profit .......................................      2,225,711       3,528,266

Selling, general & administrative ..................      1,947,003       2,821,074

Depreciation and amortization ......................        319,109         518,560
                                                        -----------     -----------
Operating income (loss) ............................        (40,401)        188,632

Interest expense, net ..............................        174,010         445,481

Other income .......................................           --           (82,806)

Subsidiary operations for period not owned (Note 5)            --           366,516
                                                        -----------     -----------
Net (loss) before income taxes .....................       (214,411)       (540,559)

Income taxes .......................................          2,319           1,255
                                                        -----------     -----------
Net loss ...........................................   $   (216,730)   $   (541,814)
                                                        ===========    ===========
Basic loss per share ...............................   $      (0.05)   $      (0.08)
                                                        ============    ===========
Diluted net loss per share .........................   $      (0.05)   $      (0.08)
                                                        ============    ===========
Basic average of common shares outstanding .........      4,585,467       6,883,421
                                                        ============    ===========
Diluted average number of common shares
outstanding ........................................      4,585,467       6,883,421
                                                        ============    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                         Six months ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                       1997            1998
                                                                                    (Unaudited)     (Unaudited)
                                                                                   -----------------------------
Cash flows from operating activities
  Net loss .....................................................................   $   (216,730)   $   (541,814)
                                                                                    ------------    ------------
  Adjustments to reconcile net loss to net cash used in operating activites:
    Issuance of common stock to officer ........................................        162,129            --
    Depreciation and amortization ..............................................        319,109         318,799
    Increase (decrease) from changes in operating assets and liabilities
        Account receivable .....................................................         89,670        (898,311)
        Inventory ..............................................................        (11,221)         11,687
        Deposits ...............................................................       (205,923)       (152,127)
        Pre-opening costs ......................................................       (454,245)     (1,256,382)
        Prepaid and other assets ...............................................       (393,082)             (8)
        Accounts payable and accrued expenses ..................................        548,961         297,458
        Accrued payroll and other liabilities...................................       (166,140)        808,063
        Litigation settlement accrual ..........................................       (100,000)           --
                                                                                    ------------    ------------
     Total adjustments .........................................................       (210,742)       (870,821)
                                                                                    ------------    ------------
          Net cash used in operating activities                                        (427,472)     (1,412,635)
                                                                                    ------------    ------------
Cash flows from investing activities
        Advances on note receivable from stockholder............................       (183,046)        (81,127)
        Payments received on notes receivable from stockholder..................           --            32,626
        Capital expenditures ...................................................       (653,448)       (167,920)
        Direct acquisition costs ...............................................           --           829,665
        Payment for acquisitions, less cash received ...........................           --       (14,602,005)
                                                                                    ------------    ------------
Net cash used in investing activities ..........................................       (836,494)    (13,988,761)
                                                                                    ------------    ------------
Cash used in financing activities
     Offering costs ............................................................       (449,332)           --
     Borrowings/repayments under line of credit ................................        627,391       1,000,000
     Proceeds from long-term borrowing (Note 5) ................................           --        13,727,237
     Repayment on long-term borrowing ..........................................           --          (561,426)
     Proceeds from bridge notes ................................................        875,000            --
                                                                                    ------------    ------------
Net cash provided by financing activities ......................................      1,053,059      14,165,811
                                                                                    ------------    ------------
Net decrease in cash and cash equivalents ......................................       (210,907)     (1,235,585)
Cash and cash equivalents at beginning of period ...............................        290,751       2,323,559
                                                                                    ------------    ------------
Cash and cash equivalents at end of period .....................................   $     79,844    $  1,087,974
                                                                                    ============    ===========
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
     Interest ..................................................................   $    177,008    $    507,762
     Taxes .....................................................................   $      2,319    $      1,255
                                                                                    ============    ============

Supplemental schedule of non-cash investing and financing activities

During the six months ended June 30, 1997 and 1998,  $531,319 and  $1,082,326 of
lease  assets  and  other  obligations,   principally  pre-opening  costs,  were
capitalized, respectively.

In connection with mortgage financing related to the Gedco Acquisition (as defined in Note 5 of Part I), the Company issued 575,000 warrants to purchase the Company's common stock to the lender and an affiliate of the lender which was valued at $500,000 and accounted for as an original issued discount.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998

(1) Basis of Presentation

The financial statements included herein include the accounts of On Stage Entertainment, Inc. a publicly traded Nevada corporation (the "Company" or "OSE") and its subsidiaries, Legends in Concert, Inc., a Nevada corporation ("LIC"); On Stage Marketing Inc., a Nevada corporation ("Marketing"); On Stage Theaters, Inc., a Nevada corporation ("Theaters"); Wild Bill's California, Inc., a Nevada corporation ("Wild Bills"); Fort Liberty, Inc., a Nevada corporation ("Ft. Liberty"); Blazing Pianos, Inc., a Nevada corporation ("Blazing"); King Henry's Inc., a Nevada corporation ("King Henry's"); On Stage Merchandise, Inc., a Nevada corporation ("Merchandise'); On Stage Events, Inc., a Nevada corporation ("Events"); On Stage Casino Entertainment, Inc., a Nevada corporation ("Casino"); On Stage Entertainment Productions, Inc., a Nevada coporation ("Productions"); On Stage Entertainment Theaters North Myrtle Beach, Inc., a Nevada corporation ("North Myrtle"); On Stage Theaters Surfside Beach, Inc., a Nevada corporation ("Surfside'); and Interactive Events, Inc., a Georgia corporation (collectively, the "Subsidiaries"). In the opinion of the Company's management, all adjustments considered necessary for fair presentation have been reflected in the financial statements. These adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 1998, are not necessarily indicative of those expected for the full year. Certain prior period amounts have been adjusted and reclassified to conform to this period presentation.

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

(2) Subsequent Events

On March 1997, in connection with the Company's initial public offering of its common stock, par value $0.01 per share ("Common Stock"), and redeemable warrants to purchase Common Stock (the "IPO"), the Company agreed with its Underwriter, Whale Securities Co., LP ( the "Underwriter"), that it would neither loan nor advance any sums to or on behalf of John w. Stuart, the Company's Chairman, Chief Executive Officer and principal stockholder, other than those sums advanced to Mr. Stuart from December 31, 1996 through the date of the IPO, without the Underwriter's prior consent. On October 23, 1997 and subsequently on November 17, 1997, the Company received authorization from the Underwriter to advance Mr. Stuart an aggregate of $105,483 (including principal and interest) and on March 25, 1998, the Company again received authorization from the Underwriter to advance $150,000 for settlement of certain litigation pending against Mr. Stuart related to his involvement in the Legends in Concert Hawaii show. As of June 30, 1998, the Company had advanced Mr. Stuart an aggregate of $136,194 (the "Advance"), which Advance beared interest at a rate of 6% per annum, matured one year from the date of the Advance and was evidenced by a promissory note. On July 6, 1998 Mr. Stuart paid off the Advance in full.

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

For the six months ended June 30, 1997, potential dilutive securities representing 441,353 outstanding options and 440,755 outstanding warrants are not included, since their effect would be anti-dilutive. For the six months ended June 30, 1998, potential dilutive securities representing 773,853 outstanding stock options and 4,480,956 outstanding warrants are not included, since their effect would be anti-dilutive.


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

(5) Business Acquisition

Gedco USA, Inc. Acquisition

On March 13, 1998, the Company completed its acquisition of certain assets from Gedco USA, Inc. and its affiliates for a purchase price of $14,000,000, consisting of $11,500,000 in cash and 595,238 shares of Common Stock valued at $2,500,000 (the "Gedco Acquisition").

Included in the Gedco Acquisition were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast, Blazing Pianos piano bar, the Fort Liberty shopping complex that includes a Wild Bill's Dinner Theater, each of which is located in greater Orlando, Florida, and a second Wild Bill's Dinner Theater located in Buena Park, California. Gerard O'Riordan, President of Gedco USA, Inc., joined the Company as President of On Stage Theaters, Inc., a wholly subsidiary of the Company that manages the acquired dinner theaters and piano bar as well as other selected theaters.

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

The components of the purchase price and its allocation to the assets and liabilities are as follows:

Purchase Price:

Liabilities assumed............................................ $   986,044
Issuance of 559,238 restricted shares of common stock..........   2,500,000
                                                                -----------
                                                                  3,486,044
Costs of acquisition incurred..................................   1,645,874
Cash paid......................................................  11,500,000
                                                                -----------
                                                                $16,631,918
                                                                ===========
Cash paid for the purchase pf Gedco, USA, net of cash received is as follows:

    Cash paid to sellers....................................... $11,500,000
    Acquisition costs..........................................   1,645,874
                                                                -----------
                                                                 13,145,874
    Less cash received                                             (343,444)
                                                                -----------
                                                                $12,762,430
                                                                ===========


The acquisition was accounted for as a purchase and the assets acquired were recorded at a fair market value. The building and equipment are being depreciated over twenty and three years, respectively, under the straight-line method. The costs of acquisition incurred primarily relates to the lenders origination fee of $750,000, legal fees of $240,000, financing fees of $100,000, recording fees of $100,000, and accounting fees of $125,000. The allocation of the purchase price was as follows:

Cash........................................................... $   383,444
Inventory......................................................     120,084
Prepaid expenses...............................................     157,156
Land...........................................................  11,275,507
Building.......................................................   3,214,740
Equipment......................................................     730,627
Deferred financing acquisition expenses........................     750,000
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


Calvin Gilmore Productions, Inc.

On June 30, 1998, the Company completed its acquisition of certain assets from Calvin Gilmore Productions, Inc. ("CGP"), an affiliate of Fox Family Worldwide, for a purchase price of $1,000,000 in cash and 206,612 shares of Common Stock valued at $723,142 (the "Fox Acquisition").

Included in the Fox Acquisition were substantially all of CGP's income producing assets and associated real and personal property in the greater Myrtle Beach, South Carolina area, consisting of the fee simple purchase of The Surfside Beach Theater, which the Company had leased from CGP for its presentation of its flagship Legends in Concert production since 1995, and a leasehold interest in The Eddie Miles Theater. In connection with the Fox Acquisition, Mel Woods, the Chief Operating Officer of Fox Family Worldwide, was subsequently elected as a member of the Company's Board of Directors, filling a vacancy created by the resignation of Nelson Foster.

The Company funded the cash portion of the purchase price and transaction fees and expenses with $1,100,000 million of mortgage financing from ICCMIC.

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

Results of Operations

The following tables sets forth, the results of operations by Corporation for the period indicated:


                                                                                                Three months ended June 30, 1997
                               -----------------------------------------------------------------------------------------------------
                                                                                                 Sub-Total
                                                                                                 Operating                   Total
                                Casino       Events    Merchandising  Production    Theaters    Corporations    OSE     Consolidated
                               -----------------------------------------------------------------------------------------------------
Net revenues ..............   $ 1,875,170 $   513,315  $    86,534  $      --    $ 1,504,666  $ 3,979,685                $ 3,979,685
Cost of revenues ..........     1,098,242     312,038       25,517       30,450    1,103,616    2,569,863                  2,569,863
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
Gross profit (loss) .......       776,928     201,277       61,017      (30,450)     401,050    1,409,822                  1,409,822
  Selling, general &
    Administrative ........        88,532     154,162         --         12,155       61,807      316,656      560,515       877,171
Depreciation & amortization        37,706         148         --           --          8,842       46,696      125,172       171,868
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
Operating income (loss) ...       650,690      46,967       61,017      (42,605)     330,401    1,046,470     (685,687)      360,783
Interest expense, net .....          --          (101)        --           --           --           (101)      60,242        60,141
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
  Net income (loss) before
    Income taxes ..........       650,690      47,068       61,017      (42,605)     330,401    1,046,571     (745,930)      300,642
    Income taxes ..........          --          --           --           --           --           --           --            --
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
 Net income (loss) ........   $   650,690  $   47,068  $    61,017  $   (42,605) $   330,401  $ 1,046,571  $  (745,930)  $  300,642
                               ===========  ==========   ===========  ==========   ==========  ===========  ===========   ==========


                                                                                                Three months ended June 30, 1998
                               -----------------------------------------------------------------------------------------------------
                                                                                                 Sub-Total
                                                                                                 Operating                 Total
                                  Casino        Events  Merchandising  Production    Theaters   Corporations    OSE     Consolidated
                               -----------------------------------------------------------------------------------------------------

Net revenues ................  $ 1,534,319  $   869,964  $   159,633  $      --    $ 5,680,665  $8,244,581               $8,244,581
Cost of revenues ............    1,031,192      559,341       60,459       94,711    4,720,760   6,466,463                6,466,463
                                -----------  ----------   ----------   ----------  -----------  -----------    ---------   ---------
Gross profit (loss) .........      503,127      310,623       99,174      (94,711)     959,905   1,778,118                1,778,118
 Selling, general &
   Administrative ...........       43,524      187,424         --        (34,696)     338,280     534,532      542,221   1,076,753
Depreciation & amortization .       43,265       11,633        1,684           59      183,043     239,684       90,255     329,939
                               -----------   ----------   ----------   ----------  -----------  -----------    ---------  ----------
   Operating income (loss) ..      416,338      111,566       97,490      (60,074)     438,582   1,003,902     (632,476)    371,426
   Interest expense, net ....         --           --           --           --        377,989     377,989       53,732     431,721
        Other income ........         --            (13)        --           --         (8,652)     (8,665)     (38,542)    (47,207)
                                -----------  ----------   ----------    ---------   -----------  -----------    ---------  ---------
     Net income (loss) before
        Income taxes ........      416,338      111,579       97,490      (60,074)      69,245     634.578     (647,666)    (13,088)
     Income taxes ...........         --           --           --           --           --          --
                                 -----------  ----------   ----------   ----------  -----------  ---------    ----------  ----------
   Net income (loss) ........  $   416,338  $   111,579  $    97,490  $   (60,074) $    69,245  $  634,578  $  (647,666)  $ (13,088)
                                ============  ==========   ==========   ==========  ===========  =========   ===========  ==========

Results of Operations

         The  following   tables  sets  forth,  the  results  of  operations  by
Corporation for the period indicated:


                                                                                            Six months ended June 30, 1997
                               -----------------------------------------------------------------------------------------------------
                                                                                                Sub-Total
                                                                                                Operating                  Total
                                Casino        Events    Merchandising  Production   Theaters   Corporations   OSE       Consolidated
                               -----------------------------------------------------------------------------------------------------
Net revenues ................ $ 3,332,216  $ 1,138,364  $   153,911         --    $ 2,073,971  $ 6,698,462        --    $ 6,698,462

Cost of revenues ............   1,985,687      762,472       39,978       60,137    1,624,477    4,472,751        --      4,472,751
                              ------------  -----------   ----------   ----------  ----------   ----------  -----------  ----------
Gross profit (loss) .........   1,346,529      375,892      113,933      (60,137)     449,494    2,225,711        --      2,225,711
Selling, general &
   Administrative ...........     142,290      305,445         --         36,029       98,855      582,619   1,364,384    1,947,003
Depreciation & amortization .      68,289          148         --           --         13,964       82,400     236,708      319,109
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
Operating income (loss) .....   1,135,950       70,299      113,933      (96,166)     336,675    1,560,691  (1,601,092)     (40,401)
Interest expense, net .......        --           (246)        --           --           --           (246)    174,256      174,010
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
   Net income (loss) before
     income taxes ...........   1,135,950       70,544      113,933      (96,166)     336,675    1,560,937  (1,775,348)    (214,411)
   Income taxes .............        --          1,723         --           --           --          1,723         596        2,319
                               -----------  ----------   ----------   ----------  -----------  -----------    ---------   ----------
     Net income (loss) ...... $ 1,135,950  $    68,821  $   113,933   $  (96,166) $   336,675  $ 1,559,214 $(1,775,944) $  (216,730)
                               ===========  ==========   ==========   ===========  ==========   ==========  ===========  ===========



                                                                                                 Six months ended June 30, 1998
                               -----------------------------------------------------------------------------------------------------
                                                                                             Sub-Total
                                                                                             Operating                     Total
                                Casino      Events   Merchandising  Production  Theaters    Corporations      OSE      Consolidated
                               -----------------------------------------------------------------------------------------------------
Net revenues ................ $3,059,672  $1,409,762  $  215,689        --    $9,764,829   $14,449,952          --     $ 14,449,952
Cost of revenues ............  2,004,800     904,525      73,229     126,260   7,812,872    10,921,686          --       10,921,686
                              -----------  ----------   ---------  ---------- -----------   -----------    ----------   ------------
 Gross profit (loss) ........  1,054,872     505,237     142,460    (126,260)  1,951,957     3,528,266          --        3,528,266
         Selling, general &
      Administrative ........     97,830     417,140       4,702       8,408   1,042,502     1,570,582     1,250,492      2,821,074
Depreciation & amortization .     81,667      14,381       2,244          59     254,894       353,245       165,315        518,560
                              -----------  ----------   ---------  ---------- -----------   -----------    ----------   ------------
   Operating income (loss) ..    875,375      73,716     135,514    (134,727)    654,561     1,604,439    (1,415,807)       188,632
   Interest expense, net ....                    (33)                            384,784       384,784        60,697        445,481
        Other income ........                                                    (44,230)      (44,263)      (38,543)       (82,806)
    Subsidiary operations for
      period not owned ......                                                    366,516       366,516                      366,516
                              -----------  ----------   ---------  ---------- -----------   -----------    ----------   ------------
     Net income (loss) before
        Income taxes ........    875,375      73,749     135,514    (134,727)    (52,509)      897,402    (1,437,961)      (540,559)
      Income taxes ..........                                                                                  1,255          1,255
                              -----------  ----------   ---------  ---------- -----------   -----------    ----------   ------------
   Net income (loss) ........ $  875,375  $   73,749  $  135,514  $ (134,727) $  (52,509)  $   897,402   $(1,439,216)  $   (541,814)
                              ===========  ==========  ==========  ==========  ==========   ===========   ===========   ============

Three Months Ended June 30, 1997 versus Three Months Ended June 30, 1998

Net Revenues. Revenues increased by 107.2% to $8,245,000 for the three months ended June 30, 1998 compared to $3,980,000 for the three months ended June 30, 1997. The Company's revenue is derived from four principal operating corporations: Theaters, Events, Merchandise and Casino.

Theaters revenues were approximately $5,680,000 for the three months ended June 30, 1998 compared to $1,505,000 for the three months ended June 30, 1997, an increase of $4,175,000, or 277.4%. This increase in revenues was primarily attributed to new show openings in Branson, Missouri, and Toronto, Canada as well as additional revenues from the Gedco Acquisition properties.

Events revenues were $870,000 for the three months ended June 30, 1998 compared to $513,000 for the three months ended June 30, 1997, an increase of $357,000 or 69.6%. This increase was mainly attributable to increase in business.

Merchandise revenues were approximately $160,000 for the three months ended June 30, 1998 compared to $86,000 for the three months ended June 30, 1997, an increase of $74,000 or 86.0% This increase was mainly attributable to an increase in photo sales and an increase in merchandise offerings.

Casino revenues were approximately $1,534,000 for the three months ended June 30, 1998 compared to $1,875,000 for the three months ended June 30, 1997, an decrease of $341,000, or 18.2%. The decrease was primarily attributable to a reduction in Las Vegas Legends show revenues and a decrease in revenue generated from limited run casino events.

Costs of Revenues. Total costs of revenues were $6,466,000 for the three months ended June 30, 1998 compared to $2,570,000 for the three months ended June 30, 1997, an increase of $3,896,000, or 151.63%. Costs of revenues increased to 75.6% of net revenues for the three months ended June 30, 1998, as compared to 66.8% for the three months ended June 30, 1997. This increase in cost of sales as percentage of revenues was primarily attributable to a change in the mix of the Company's revenues from exclusively theater shows to theater and dinner theater shows and due to a re-allocation of the Company's selling, general and administrative costs.

Selling, General and Administrative. Selling, general and administrative costs were approximately $1,076,000 for the three months ended June 30, 1998 as compared to $877,000 for the three months ended June 30, 1997, an increase of $199,000, or 2.75%. Selling, general and administrative costs decreased to 13.1% of net revenues for the three months ended June 30, 1998, as compared to 22.1% for the three months ended June 30, 1997. The increase in total cost was primarily attributable to the inclusion of the Gedco Acquisition selling, general and administrative expense, and increases in automobile expenses, insurance, professional services, rent, advertising.

Operating Income. The Company's operating income was approximately $371,000 for the three months ended June 30, 1998, compared to an operating income of $360,000 for the three months ended June 30, 1997, an increase of $11,000, or 3.1%.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 1998 increased by $158,000, or 91.9%, as compared to the three months ended June 30, 1997. The increase was primarily due to capital additions to current shows, new shows, goodwill amortization and an increase in assets as a result of the Gedco Acquisition.

Interest Expense, Net. Interest expense for the three months ended June 30, 1998 increased by $372,000, or 620%, as compared to the three months ended June 30, 1997. The increase was primarily due to the acquisition financing.

Other Income. Other income for the three months ended June 30, 1998 was attributable to a sign-on bonus received from a new supplier.

Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the three months ended June 30, 1998. Income taxes for the three months ended June 30, 1997 and 1998, relate to income taxes due in those states other than Nevada in which the Company conducts business. At June 30, 1997 and 1998, the Company had federal net operating loss carryforwards of approximately $845,000 and $4,339,000, respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 1997 versus Six Months Ended June 30, 1998

Net Revenues. Revenues increased by 115.7% to $14,449,000 for the six months ended June 30, 1998 compared to $6,698,000 for the six months ended June 30, 1997.

Theaters revenues were approximately $9,765,000 for the six months ended June, 1998 compared to $2,074,000 for the six months ended June 30, 1997, an increase of $7,691,000, or 370.8%. The increase was mainly attributable to the inclusion of the Gedco Acquisition.

Events revenues were $1,410,000 for the six months ended June 30, 1998 compared to $1,138,000 for the six months ended June 30, 1997, an increase of $272,000 or 23.9%. This increase was mainly attributable to an increase in events sold.

Merchandise revenues were approximately $216,000 for the six months ended June 30, 1998 compared to $154,000 for the six months ended June 30, 1997, an increase of $62,000 or 40.3%. This increase was mainly attributable to an increase photo sales and merchandise offerings.

Casino revenues were approximately $3,100,000 for the six months ended June 30, 1998 compared to $3,332,000 for the six months ended June 30, 1997, a decrease of $232,000, or 7.0%.

Costs of Revenues. Total costs of revenues were $10,928,000 for the six months ended June 30, 1998 compared to $4,473,000 for the six months ended June 30, 1997, an increase of $6,449,000, or 144.2%. Costs of revenues increased to 75.6% of net revenues for the six months ended June 30, 1998, as compared to 66.8% for the six months ended June 30, 1997. This increase in cost of sales as percentage of revenues was primarily attributable to a change in the mix of the Company's revenues from primarily theater shows to theater and dinner theater shows.

Selling, General and Administrative. Selling, general and administrative costs were approximately $2,821,000 for the six months ended June 30, 1998 as compared to $1,947,000 for the six months ended June 30, 1997, an increase of or 4.1%. Selling, general and administrative costs decreased to 19.5% of net revenues for the six months ended June 30, 1998, as compared to 29.1% for the six months ended June 30, 1997. The increase in total cost was primarily attributable to the inclusion of the Gedco Acquisition.

Operating Income. The Company's operating income was approximately $189,000 for the six months ended June 30, 1998, compared to an operating loss of $40,000 for the six months ended June 30, 1997, an increase of $229,000.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 1998 increased by $199,000, or 63.3%, as compared to the six months ended June 30, 1997. The increase was primarily due to capital additions to current shows, new shows, goodwill amortization and an increase in assets as a result of the Gedco Acquisition.

Interest Expense, Net. Interest expense for the six months ended June 30, 1998 increased by $268,000, or 51.4%, as compared to the quarter ended June 30, 1997. The increase was primarily due to acquisition financing.

Other Income. Other income for the six months ended June 30, 1998 was attributable to a sign-on bonus received from a new supplier.

Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the six months ended June 30, 1998. Income taxes for the six months ended June 30, 1997 and 1998, relate to income taxes due in those states other than Nevada in which the Company conducts business. At June 30, 1997 and 1998, the Company had federal net operating loss carryforwards of approximately $843,944 and $4,338,910, respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

General

The Company has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. The Company anticipates, based on its assumptions relating to its current operations (including assumptions regarding the anticipated timetable of its new show openings and the costs associated therewith), that the Company's current cash, cash equivalent balances, anticipated revenue from operations and its working capital line will be sufficient to fund its current operations and contemplated capital requirements over the next 6 months. In addition the Company plans to further reduce selling, general administrative marketing expenses as part of its on going consolidation of operations. The Company's acquisition strategy will require additional debt and/or equity financing and the Company intents to raise additional working capital to fund the seasonal capital requirements of its business. In the event the Company's plans or assumptions change, prove to be incorrect, or if balances and/or anticipated revenues otherwise prove to be insufficient, the Company would need to revise its expansion strategy (which revision could include the curtailment, delay or elimination of certain of its anticipated productions or the funding of such productions through arrangements with third parties, which would require it to relinquish rights to a substantial portion of its revenues) and/or seek additional financing prior to the end of such period.

For the six months ended June 30, 1997, the Company used cash of $430,000 in operations. As of June 30, 1997, the Company had approximately $80,000 in cash and cash equivalents. For the six months ended June 30, 1998, the Company used cash of $1,413,000 in operations. As of June 30, 1998, the Company had $1,100,000 in cash and cash equivalents. The operating deficits for both periods were primarily attributable to business seasonality and pre-opening costs for new shows.

The net cash used in investing activities for the six months ended June 30, 1997 of $836,000, was primarily attributable to capital expenditures and direct advances (which were subsequently written off at August 13, 1997) on notes receivable to Mr. Stuart. The net cash used in investing activities for the quarter ended June 30, 1998 of $13,989,000, was primarily attributable to direct acquisition costs related to the Gedco Acquisition and Fox Acquisition.

Net cash provided by financing activities for the six months ended June 30, 1997 of $1,053,000, was primarily attributable to a series of debt and bank financings. Net cash provided by financing activities for the six months ended June 30, 1998 of $14,166,000, was primarily attributable to ICCMIC's funding of $12,500,000 for the Gedco Acquisition and $1,100,000 million for the Fox Acquisition.

At June 30, 1997, the Company had working capital of approximately $1,797,000, primarily attributable to the Company's financings. At June 30, 1998, the Company had a working capital deficit of $111,621, primarily attributable to the pre-opening costs of new shows.

Working Capital Line

In May 1997, First Security Bank of Nevada ("First Security") issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. On March 28, 1998, First Security increased the line of credit from $250,000 to $1,000,000 and extended the expiration date of the line to March 25, 1999. As of July 31, 1998, the Company had drawn $750,000 on the line of credit.

Mortgage Financing Commitment

On March 13, 1998, the Company entered into the Loan Agreement with ICCMIC pursuant to which ICCMIC agreed to provide the Company with up to $20,000,000 of mortgage financing. On March 28, 1998, the Company used $12,500,000 of said facility to fund the cash portion of the Gedco Acquisition and related fees and subsequently used $1,100,000 on June 30, 1998 to find the cash portion of the Fox acquisition. In connection with the Loan Agreement, the Company provided
ICCMIC with the right to provide the Company with up to an additional $30,000,000 of mortgage related financing. In addition concurrent with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg.

New Accounting Pronouncements

Reporting on the Costs of Start-up Activities

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The adoption of SOP 98-5 will require the Company to expense all capitalized pre-opening costs. Such costs were $1,256,382 at June 30, 1998.

                           PART II. OTHER INFORMATION


Item 1.  Commitments and Contingencies.

On May 28, 1998, Silver State Property Management,  a Nevada corporation,  Roger
A. Bergmann Enterprises, a Nevada corporation, and R.E. Lyle Corp., a Nevada corporation filed a complaint in the Second Judicial District Court of the State of Nevada in and for the County of Washoe alleging, among other things, that John W. Stuart, acting as an agent, Chairman of the Board and Chief Executive Officer of On Stage Entertainment, Inc., breached an alleged oral agreement to purchase the Plaintiff's respective interests in the Legends in Concert production in Hawaii for an aggregate purchase price of $1,000,000. The Company filed a motion to dismiss, which motion is currently pending.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a vote of Security Holders

         The Registrant's 1998 Annual Meeting of Stockholders was held on June 15, 1998. At the meeting, the following items were submitted to a vote of stockholders:

The following nominees were elected to serve on the Board of Directors:

Name of Nominee                     Votes Cast For             Vote Cast Against
--------------------------------------------------------------------------------

Neil H. Foster                        5,582,672                      20,355
James L. Nederlander                  5,603,027                           0


Item 4. Submission of Matters to a vote of Security Holders (continued)

The proposal to amend the Registrant's Amended and Restated 1996 Stock Option Plan was approved with:

        Votes For                Votes Against                       Abstentions
        ------------------------------------------------------------------------
        4,214,610                    227,242                            22,271

The appointment of BDO Seidman, LLP as independent public accountants of the registrant was ratified with:

       Votes For                 Votes Against                       Abstentions
       -------------------------------------------------------------------------
       5,500,471                    102,556                               0


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits & Reports on Form 8-K

         (a) Exhibits

         (b) Reports on Form 8-K

         On May 19, 1998, the Registrant filed a report on Form 8-K/A in which the Registrant amended its report on Form 8-K filed on March 30, 1998 to include financial information related to the Gedco Acquisition.

                                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 1998                          /s/ John W. Stuart
                                               ---------------------------------
                                               John W Stuart, Chairman
                                               and Chief Executive Officer


Date: August 13, 1998                          /s/ Kiranjit S. Sidhu
                                               Kiranjit S. Sidhu, Senior Vice
                                               President Finance and
                                               Administration, and Chief
                                               Financial Officer

                                  EXHIBIT INDEX



     10.3 Amended and Restated Loan Agreement by and between Imperial Credit Commercial Mortgage Investment Corp. and Wild Bill's California, Inc., King Henry's, Inc., Fort Liberty, Inc., On Stage Theaters North Myrtle Beach, Inc., and On Stage Theaters Surfside Beach, Inc., dated as of June 30, 1998.

     10.4 First Amendment to Guaranty by and between Imperial Credit Commercial Mortgage Investment Corp. and the Registrant, dated as of March 13, 1998, as amended on June 30, 1998.

     10.5 Asset Purchase Agreement by and between On Stage Theaters Surfside Beach, Inc., On Stage Theaters North Myrtle Beach, Inc., On Stage Entertainment, Inc., and Calvin Gilmore Productions, Inc. dated June 30, 1998.