Form 10QSB/A
period 1998-03-31
ON STAGE ENTERTAINMENT INC
filed 1998-11-16
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB/A-1

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

This amendment to the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on March 31, 1998 (the "Form 10-QSB") amends and modifies
Part I of the Form 10-QSB.


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

       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations....

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                        December 31,      March 31,
                                                                                                           1997             1998
                                                                                                       ----------------------------
                                                                                                                        (Unaudited)
Assets
Current assets
      Cash and cash equivalents ..................................................................     $ 2,323,559      $ 1,195,187
      Accounts receivable, net ...................................................................         455,340          963,995
      Inventory ..................................................................................         118,700          299,771
      Deposits ...................................................................................         342,096          465,385
      Prepaid and other assets ...................................................................         271,338          353,472
      Pre-opening costs, net .....................................................................            --            804,410
    Notes receivable from stockholder ............................................................         136,194          158,568
                                                                                                      ------------     ------------
               Total current assets ..............................................................       3,647,227        4,240,788
                                                                                                      ------------     ------------

Property, equipment and leasehold improvements  (Note 5) .........................................       5,008,835       20,807,049
Less:  Accumulated depreciation and amortization .................................................      (2,553,347)      (2,706,258)
                                                                                                      ------------     ------------
Property, equipment and leasehold improvements, net ..............................................       2,455,488       18,100,791
                                                                                                      ------------     ------------

Cost in excess of net assets acquired, net of accumulated amortization
    of $7,370 and $10,941 ........................................................................         116,415          112,845
Direct acquisition costs .........................................................................         258,133          100,557
Deferred financing costs, net of amortization of  $3,699 (Note 5) ................................            --          1,246,301
                                                                                                      ------------     ------------
                                                                                                      $  6,477,263     $ 23,801,282
                                                                                                      ============     ============
Liabilities and Stockholder's Equity
Current liabilities
    Accounts payable and accrued expenses ........................................................    $    880,286     $  2,108,065
    Accrued payroll and other liabilities ........................................................         698,499        1,230,492
    Current maturities of long-term debt .........................................................         271,918          603,332
                                                                                                      ------------     ------------
                 Total current liabilities .......................................................       1,850,703        3,941,889
                                                                                                      ------------     ------------

Long-term debt, less current maturities  (Note 5) ................................................         550,332       13,311,891
                                                                                                      ------------     ------------
           Total liabilities and long-term debt ..................................................       2,401,035       17,253,780
                                                                                                      ------------     ------------

Commitments and contingencies (Note 4)

Stockholder's equity
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding .................................................            --               --
     Common stock, par value $0.01 per share; authorized 25,000,000
          shares; 6,595,500 and 7,190,738 shares issued and outstanding ..........................          65,955           71,907
     Additional paid-in-capital ..................................................................       7,340,013       10,334,061
     Accumulated deficit .........................................................................      (3,329,740)      (3,858,466)
                                                                                                      ------------     ------------
          Total stockholder's equity .............................................................       4,076,228        6,547,502
                                                                                                      ------------     ------------
                                                                                                      $  6,477,263     $ 23,801,282
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
                                                     ===========    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                        1997               1998
                                                                                                     ------------------------------
                                                                                                     (Unaudited)        (Unaudited)
Cash flows from operating activities
       Net loss ..............................................................................       $  (517,372)       $  (528,726)
                                                                                                     -------------------------------
       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
         Issuance of common stock to officer .................................................           162,129               --
         Depreciation and amortization .......................................................           147,241            160,180
         Increase (decrease) from changes in operating assets and
                   liabilities
                           Accounts receivable ...............................................           170,599           (508,655)
                           Inventory .........................................................            (6,967)           (60,987)
                           Deposits ..........................................................          (121,970)          (123,289)
                           Pre-opening costs .................................................          (112,457)          (804,410)
                           Prepaid and other assets ..........................................           (23,963)            75,382
                           Accounts payable and accrued expenses .............................            (6,623)           241,735
                           Accrued payroll and other liabilities .............................           (57,144)           531,993
                           Litigation settlement accrual .....................................          (100,000)              --
                                                                                                     -------------------------------
         Total adjustments ...................................................................            50,845           (488,051)
                                                                                                     -------------------------------
Net cash used in operating activities ........................................................          (466,527)        (1,016,777)
                                                                                                     -------------------------------

Cash flows from investing activities
              Advances on note receivable from stockholder ...................................          (103,235)           (55,000)
              Payments received on notes receivable from stockholder .........................              --               32,626
              Capital expenditures ...........................................................           (93,517)          (134,363)
              Direct acquisition costs .......................................................              --             (157,576)
              Payment for purchase of Gedco, USA, net of cash received (Note 5) ..............              --          (12,762,430)
                                                                                                     -------------------------------
Net cash used in investing activities ........................................................          (196,752)       (12,761,591)
                                                                                                     -------------------------------

Cash used in financing activities
      Offering costs .........................................................................          (162,728)               - -
      Borrowings/repayments under line of credit .............................................              --              250,000
      Proceeds from long-term borrowing (Note 5) .............................................              --           12,500,000
      Repayment on long-term borrowing .......................................................           (25,597)          (100,004)
      Proceeds from bridge notes .............................................................           875,000              --
                                                                                                     -------------------------------
Net cash provided by financing activities ....................................................           686,675         12,649,996
                                                                                                     -------------------------------

Net increase in cash and cash equivalents ....................................................            23,396         (1,128,372)
Cash and cash equivalents at beginning of period .............................................           290,751          2,323,559
                                                                                                     -------------------------------

Cash and cash equivalents at end of period ...................................................       $   314,147        $ 1,195,187
                                                                                                     ===============================

Supplemental  disclosure  of cash flow  information
    Cash paid during the period for:
        Interest .............................................................................       $    67,072        $    22,923
        Taxes ................................................................................             2,319              1,255
                                                                                                     ===============================

Supplemental schedule of non-cash investing and financing activities

During the three months ended March 31, 1997 and 1998, $0 and $442,997 of lease assets and other obligation, principally pre-opening costs, were capitalized, respectively.

In connection with mortgage financing related to the Gedco Acquisition, the Company issued 575,000 warrants to purchase the Company's common stock to the lender and an affiliate of the lender which was valued at $500,000 and accounted for as an original issue discount.

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

The components of the purchase price and its allocation to the assets and liabilities are as follows:


Purchase Price:
     Liabilities assumed ........................................    $   986,044
     Issuance of  595,238 restricted shares of common stock .....      2,500,000
                                                                     -----------
                                                                       3,486,044
     Costs of acquisition incurred ..............................      1,645,874
       Cash paid ................................................     11,500,000
                                                                     -----------
                                                                     $16,631,918
                                                                     ===========

Cash paid for the purchase of Gedco, USA, net of cash received is as follows:

Cash paid to sellers .........................    $11,500,000
Acquisition costs ............................      1,645,874
                                                  -----------
                                                   13,145,874
Less cash received ...........................       (383,444)
                                                  -----------
                                                  $12,762,430
                                                  ===========

The acquisition was accounted for as a purchase and the assets acquired were recorded at a fair market value. The building and equipment are being depreciated over twenty and three years, respectively, under the straight-line method. The cost of acquisition incurred primarily relates to the lenders origination fee of $750,000, legal fees of $240,000, financing fees of $100,000, recording fees of $100,000 and accounting fees of $125,000. The allocation of the purchase price was as follows:

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

For the quarter ended March 31, 1997, the Company used cash of $467,000 in operations. As of March 31, 1997, the Company had approximately $314,000 in cash and cash equivalents. For the quarter ended March 31, 1998, the Company used cash of $1,017,000 in operations. As of March 31, 1998, the Company had approximately $1,195,000 in cash and cash equivalents. The operating deficits for both quarters were primarily attributable to business seasonality, and an increase in selling, general and administrative costs.

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

Net cash provided by financing activities for the quarter ended March 31, 1997 of $687,000, was primarily attributable to a series of debt and bank financings. Net cash provided by financing activities for the quarter ended March 31, 1998 of $12,650,000, was primarily attributable to ICCMIC's funding of $12,500,000 for the Gedco Acquisition.

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

New Accounting Pronouncements

Reporting on the Costs of Start-Up Activities:

Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accounts is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The adoption of SOP 98-5 will require the Company to expense all capitalized pre-opening costs. Such costs are $804,410 at March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ON STAGE ENTERTAINMENT, INC.








Date: November 11, 1998                          /s/ John W. Stuart
                                                 -------------------------------
                                                 John W Stuart, Chairman
                                                 and Chief Executive Officer









Date: November 11, 1998                           /s/ Kiranjit S. Sidhu
                                                  ------------------------------
                                                  Kiranjit S. Sidhu, Senior Vice
                                                  President Finance and
                                                  Administration, and Chief
                                                  Financial Officer