Form 10QSB
period 1998-09-30
ON STAGE ENTERTAINMENT INC
filed 1998-11-16
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

 Yes  [ X ]   No  [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at November 2, 1998
-----------------------------               -------------------------------
Common Stock, $0.01 par value                         7,452,350

                  ON STAGE ENTERTAINMENT, INC. and SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                        PAGE NO.
Part I. Financial Information


       Item 1. Consolidated Financial Statements

                   Balance Sheets....................................
                   Statements of Operations..........................
                   Statements of Cash Flows..........................
                   Notes to Financial Statements.....................

       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations..


Part II. Other Information


       Item 1.  Legal Proceedings....................................
       Item 2.  Changes in Securities................................
       Item 3.  Defaults Upon Senior Securities......................
       Item 4.  Submission of Matters to a Vote of Security Holders..
       Item 5.  Other Information....................................
       Item 6.  Exhibits and Reports on Form 8-K.....................

Signatures...........................................................

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 December 31,   September 30,
                                                                                      1997         1998
                                                                                -----------------------------
                                                                                                 (Unaudited)
                                    Assets
Current Assets
 Cash and cash equivalents ..................................................   $  2,323,559    $    783,370
  Accounts receivable .......................................................        455,340       1,194,241
 Inventory ..................................................................        118,700         227,731
   Deposits .................................................................        342,096         455,248
   Prepaid and other assets .................................................        271,338         458,686
    Pre-opening costs, net ..................................................           --         1,071,557
   Notes receivable from officers, net                                               136,194          53,612
                                                                                ------------   -------------
          Total current assets ..............................................      3,647,227       4,244,445
                                                                                ------------   -------------

Property, equipment and leasehold  improvements (Note 5) ....................      5,008,835      24,152,219
Less:  Accumulated depreciation and amortization ............................     (2,553,347)     (3,256,717)
                                                                                ------------   -------------
Property, equipment and leasehold improvements, net .........................      2,455,488      20,895,502
                                                                                ------------   -------------
Cost in excess of net assets acquired, net of accumulated
  amortization of  $7,370 and  $18,083 ......................................        116,415         105,703
Direct acquisition costs ....................................................        258,133         235,474
Deferred financing costs, net of amortization of $49,121 (Note 5) ...........            - -       1,346,049
                                                                                ------------   -------------
                                                                                $  6,477,263   $  26,827,173
                                                                                ============   =============
Liabilities and Stockholders Equity
Current Liabilities
   Accounts payable and accrued expenses ....................................   $    880,286       2,058,374
   Accrued payroll and other liabilities ....................................        698,499       1,638,662
   Current maturities of long-term debt .....................................        271,918       1,434,440
                                                                                ------------   -------------
           Total current liabilities ........................................      1,850,703       5,131,476
                                                                                ------------   -------------

Long-term debt, less current maturities (Note 5) ............................        550,332      14,569,999
                                                                                ------------   -------------
        Total liabilities ...................................................      2,401,035      19,701,475
                                                                                ------------   -------------
Stockholder's equity
  Preferred Stock, par value $1 per share,  1,000,000 shares authorized; none
    issued and outstanding ..................................................             --              --
     Common Stock, par value $0.01 per share; authorized 25,000,000
           shares; 6,595,500 and  7,597,350 shares issued and outstanding ...         65,955          73,973
     Additional paid-in capital .............................................      7,340,013      11,200,307
     Accumulated deficit ....................................................     (3,329,740)     (4,148,582)
                                                                                ------------   -------------
        Total stockholder's equity ..........................................      4,076,228       7,125,698
                                                                                ------------   -------------
                                                                                $  6,477,263   $  26,827,173
                                                                                ============   =============

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations




                                                         Three months ended
                                                            September 30,
                                                         1997           1998
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)

Net revenues ......................................  $ 5,070,727    $ 8,059,669

Cost of revenues ..................................    3,470,812      6,051,417
                                                     -----------    -----------

Gross profit ......................................    1,599,915      2,008,252

Selling , general and administrative ..............    1,375,325      1,271,355

Depreciation and amortization .....................      282,707        690,557
                                                     -----------    -----------

Operating income  loss ............................      (58,117)        46,340

Interest expense, net .............................      681,084        314,693

Other income ......................................         --           (1,383)

Net loss before income taxes ......................     (739,201)      (266,970)

Income taxes ......................................        3,644         10,058
                                                     -----------    -----------

Net loss ..........................................  $  (742,845)   $  (277,028)
                                                     ===========    ===========

Basic loss per share ..............................  $     (0.13)   $     (0.04)

Diluted net loss per share ........................        (0.13)         (0.04)

Basic average number of common shares outstanding .  $ 5,675,235    $ 7,397,350
                                                     ===========    ===========

Diluted average number of common shares outstanding  $ 5,675,235    $ 7,397,350
                                                     ===========    ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                   1997            1998
-----------------------------------------------------------------------------  -------------    ------------
                                                                                (Unaudited)     (Unaudited)
Net revenues ................................................................   $ 11,769,189    $ 22,509,621

Cost of revenues ............................................................      7,943,564      16,973,103
                                                                                ------------    ------------

Gross profit ................................................................      3,825,625       5,536,518

Selling , general and administrative ........................................      3,322,328       4,092,430

Depreciation and amortization ...............................................        601,816       1,209,117
                                                                                ------------    ------------

Operating income (loss) .....................................................        (98,519)        234,971

Interest expense, net .......................................................        855,095         760,174

Other income ................................................................           --           (84,190)

Subsidiary income for period not owned ......................................           --           366,516

Net loss before income taxes ................................................       (953,614)       (807,529)

Income taxes ................................................................          5,963          11,313
                                                                                ------------    ------------

Net loss ....................................................................     $ (959,577)   $   (818,842)
                                                                                ============    ============

Basic loss per share ........................................................   $      (0.20)   $      (0.12)

Diluted net loss per share ..................................................   $      (0.20)   $      (0.12)

Basic average number of common shares outstanding ...........................   $  4,807,972    $  7,100,870
                                                                                ============    ============

Diluted average number of common shares outstanding .........................   $  4,807,972    $  7,100,870
                                                                                ============    ============

                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                           Nine months ended
                                                                                              September 30,
                                                                                     ----------------------------
                                                                                         1997            1998
                                                                                      (Unaudited)     (Unaudited)
                                                                                     ------------    ------------
Cash flows from operating activities
    Net loss .....................................................................   $   (959,577)   $   (818,842)
                                                                                     ------------    ------------
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
     Depreciation and amortization ...............................................        511,990         773,203
Interest paid in Common Stock ....................................................        194,228            --
Issuance of Common Stock to CFO ..................................................        162,129            --
     Non-cash interest ...........................................................        444,000            --
     Forgiveness of note receivable from stockholder .............................        221,521            --
     Increase (decrease) from changes in operating assets and  liabilities .......           --              --
     Accounts receivable .........................................................       (184,334)       (738,911)
     Inventory ...................................................................        (23,008)        (11,053)
     Deposits ....................................................................       (231,078)       (113,152)
     Pre-opening costs ...........................................................       (452,131)     (1,071,557)
     Prepaid and other assets ....................................................       (296,728)        (29,832)
     Accounts payable and accrued expenses .......................................        182,329          86,692
     Accrued Payroll and other liabilities .......................................         21,726         940,183
     Litigation settlement accrual ...............................................       (100,000)              -
                                                                                     ------------     -----------
   Total adjustments .............................................................        450,644        (139,231)
                                                                                     ------------    ------------
Net cash  used in operating activities ...........................................       (508,933)       (958,173)
                                                                                     ------------    ------------
Cash  investing activities
  Advances on note receivable from stockholder .................................         (221,521)         82,582
  Capital expenditures .........................................................         (506,235)       (886,424)
  Direct acquisition costs .......................................................           --           678,844
  Payment for acquisitions, less cash received ...................................           --       (14,602,829)
                                                                                     ------------    ------------
  Net cash  used in investing activities .........................................       (727,756)    (14,727,827)
                                                                                     ------------    ------------
Cash used in financing activities:
     Borrowing  under line of credit .............................................           --         1,000,000
Proceeds from long-term borrowing ................................................           --        13,727,237
     Repayments on long-term borrowing ...........................................       (750,000)       (581,426)
     Proceeds from bridge notes ..................................................        875,000            --
     Payments of bridge notes ....................................................       (875,000)           --
     Net proceeds from sale of common stock and warrants .........................      5,289,215            --
                                                                                     ------------    ------------
Net cash provided by financing activities ........................................      4,539,215      14,145,811
                                                                                     ------------    ------------

Net increase in cash and cash equivalents ........................................      3,302,526      (1,540,189)
                                                                                     ------------    ------------

Cash and cash equivalents at beginning of period .................................        290,751       2,323,559
                                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................................      3,593,277         783,370
                                                                                     ============    ============

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
       Interest .................................................................    $    218,879    $    675,984
       Taxes .....................................................................   $      5,963    $     11,313
                                                                                     ============    ============

Supplemental schedule of non-cash investing and financing activities

         During the nine months ended September 30, 1997 and 1998, $704,000 and $1,082,236 of lease assets and other obligations, principally pre-opening costs, were capitalized, respectively.

         In connection with mortgage financing related to the Gedco Acquisition (as defined in Note 5 of Part I), the Company issued 575,000 warrants to purchase the Company's Common Stock to the lender and an affiliate of the lender, which were valued at $500,000 and accounted for as an original issue discount.

                  On Stage Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                               September 30, 1998





(1) Basis of Presentation

         The financial statements included herein include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation (the "Company" or "OSE") and its subsidiaries, Legends in Concert, Inc., a Nevada corporation ("LIC"); On Stage Marketing, Inc., a Nevada corporation ("Marketing"); On Stage Theaters, Inc., a Nevada corporation ("Theaters"); Wild Bill's California, Inc., a Nevada corporation ("Wild Bills"); Fort Liberty, Inc., a Nevada corporation ("Ft. Liberty"); Blazing Pianos, Inc., a Nevada corporation ("Blazing"); King Henry's Inc., a Nevada corporation ("King Henry's"); On Stage Merchandise, Inc., a Nevada corporation ("Merchandise'); On Stage Events, Inc., a Nevada corporation ("Events"); On Stage Casino Entertainment, Inc., a Nevada corporation ("Casino"); On Stage Productions, Inc., a Nevada coporation ("Productions"); On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation ("North Myrtle"); On Stage Theaters Surfside Beach, Inc., a Nevada corporation ("Surfside"); and Interactive Events, Inc., a Georgia corporation (collectively, the "Subsidiaries"). In the opinion of the Company's management, all adjustments considered necessary for fair presentation have been reflected in the financial statements. These adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of those expected for the full year. Certain prior period amounts have been adjusted and reclassified to conform to this period presentation.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have been prepared under the presumption that users of the unaudited interim consolidated financial information have either read or have access to the Company's audited financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB, as amended filed with the Securities and Exchange Commission. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company's December 31, 1997 audited financial statements, have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such instructions, rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB as amended.

(2) Subsquent Events


Additional ICCMIC Financing

         On October 7, 1998, the Company's first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") loaned the Company an additional $550,000, secured by a first deed of trust on the Company's Legends in Concert Theater in Surfside Beach, South Carolina. In connection with this additional financing, the Company modified the Common Stock purchase warrant that the Company issued to ICCMIC on March 13, 1998 (and the corresponding warrant agreement) by reducing the exercise price of ICCMIC's 325,000 warrants to purchase shares of the Company's Common Stock from $4.44 per share to $1.00 per share.

DY/DX Corp. Common Stock Purchase Agreement

     On October 2, 1998, the Company entered into a stock purchase agreement with DY/DX Corp., an Illinois corporation, to sell up to 500,000 shares of the Company's Common Stock at an aggregate purchase price of $500,000. As of November 4, 1998, DY/DX Corp. had purchased 55,000 shares of the Company's Common Stock pursuant to this agreement.

Election of Board Members

         On July 15, 1998, the Company's Board of Directors elected Mel Woods, President of Fox Family Worldwide, as a director on its board, to fill the vacancy created by Nelson Foster's resignation from his post as a director of the Company on June 26, 1998.

         On September 8, 1998, the Company's underwriter, Whale Securities Co., LP ("Whale") exercised its right to appoint a designee to the Company's board of directors. In order to create a vacancy for Whale's designee, director Jules Haimovitz resigned his post as a director of the Company on September 8, 1998. Whale named Matt Gohd as its designee, who was subsequently elected to the board of directors on September 9, 1998

(3) Loss Per Share

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

         For the nine months ended September 30, 1997, potential dilutive securities representing 421,094 outstanding options and 2,077,000 outstanding warrants are not included, since their effect would be anti-dilutive. For the nine months ended September 30, 1998, potential dilutive securities representing 773,853 outstanding stock options and 4,480,956 outstanding warrants are not included, since their effect would be anti-dilutive.

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

            The Company funded the cash portion of the purchase price and transaction fees and expenses with $12.5 million of mortgage financing from Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). ICCMIC has committed a total of $20,000,000, of which $7,500,000 is remaining to finance the Company's future real estate related acquisitions. In connection with the loan agreement entered into between the Company and ICCMIC on March 13, 1998 (the "Loan Agreement"), the Company granted ICCMIC the right to provide the Company with up to an additional $30 million of similar mortgage financing. In connection with the financing, the Company issued ICCMIC and Imperial Capital Group LLC (an affiliate of ICCMIC), an aggregate of 575,000 warrants immediately exercisable into shares of Common Stock at an exercise price of $4.44, which price was adjusted on October 7, 1998. See "Additional ICCMIC Financing" in Note 2 above. In addition, concurrently with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg.

         The components of the purchase price and its allocation to the assets and liabilities are as follows:

Purchase Price:
Liabilities assumed ...........................................      $   986,044
Issuance of 595,238 restricted shares of common stock .........        2,500,000
                                                                       3,486,044
Cost of acquisition incurred ..................................        1,645,874
Cash paid .....................................................       11,500,000
                                                                     -----------
                                                                     $16,631,918
                                                                     ===========

Cash paid for the purchase of Gedco, USA, Inc. Net of cash received is as follows:

Cash paid to sellers ................................              $ 11,500,000
Acquisition costs ...................................                 1,645,874
                                                                   ------------
                                                                     13,145,874
Less cash received ..................................                  (383,444)
                                                                   ------------
                                                                   $ 12,762,430
                                                                   ============

     The costs of acquisition increased primarily relates to the lenders origination fee of $750,000, legal fees of $240,000, financing fees of $100,000, recording fees of $100,000, and accounting fees of $125,000.

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


Cash .......................................................         $   383,444
Inventory ..................................................             120,084
Prepaid Expenses ...........................................             157,516
Land .......................................................          11,275,507
Building ...................................................           3,214,740
Equipment ..................................................             730,627
Deferred financing acquisition expenses ....................             750,000
                                                                     -----------
Deferred financing acquisition expenses ....................         $16,631,918
                                                                     ===========

         The assets acquired and liabilities assumed were transferred to either the Company's wholly-owned subsidiary, On Stage Theaters, Inc., or a wholly owned subsidiary of On Stage Theaters, Inc., concurrent with the acquisition.

         The Company has elected to consolidate the operations of the assets acquired in the Gedco Acquisition retroactively to January 1, 1998. Therefore, the pre-acquisition gain of $366,516 has been added to the consolidated statement of operations for the nine months ended September 30, 1998. The effect of this consolidation of operations prior to acquisition was an increase in net sales of approximately $3,099,071.

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

                  On Stage Entertainment, Inc. and Subsidiaries


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to its outstanding litigation matters and the defenses available to the Company, the seasonality of the Company's business, and liquidity as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. Such statements use forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends", or the negative of any therof, or of other variations thereon or comparable terminology, or by discussion of strategy or intentions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         The most important factors that could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those identified in pages _____ of Amendment No. 5 to the Company's Registration Statement on Form SB-2 filed with the Commission on June 12, 1998 (Registration No. 333-56785), as amended as well as the following: (i) the Company's dependence on its flagship productions Legends in Concert, Wild Bill's Dinner Extravaganza, Blazing Pianos, King Henry's Feast and its principal production venues; (ii) the ability of the Company to successfully produce and market new productions and to manage the growth associated with the any new productions; (iii) risks associated with the Company's acquisition strategy, including the Company's ability to successfully identify, complete and integrate strategic acquisitions; (iv) the Company's ability to obtain financing on commercially reasonable terms; (v) the Company's ability to service its substantial indebtedness; (vi) the competitive nature of the leisure and entertainment industry and the ability of the Company to continue to distinguish its services; (vii) fluctuations in quarterly operating results and the highly seasonal nature of the Company's business; (viii) the ability of the Company to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates as well as its ability to protect its intellectual property rights; (ix) the ability of the Company to successfully manage the litigation pending against it and to avoid future litigation; and (x) the results of operations which depend on numerous factors including, but not limited to, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

The following table sets forth, the results of operations by the Company for the period indicated:

                                                           Three months ended September 30, 1997
                           --------------------------------------------------------------------------------------------------------
                                                                               Sub-Total
                                                                               Operating                                 Total
                             Casinos       Events    Merchandise   Theaters   Corporations  Production      OSE       Consolidated
-------------------------- -----------  -----------  -----------  ----------- ------------  -----------   ----------- -------------
Net revenues ...........   $ 1,736,111  $   568,899  $   165,761  $ 2,599,956  $ 5,070,727  $        --   $      --    $ 5,070,727

Cost of  revenues ......     1,073,185      284,816       43,008    2,028,898    3,429,907       40,905          --      3,470,812
                           -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
Gross profit ...........       662,926      284,083      122,753      571,058    1,640,820      (40,905)         --      1,599,915
Selling, general
  & administrative .....        86,391      142,448          665      127,524      357,028       15,751     1,002,546    1,375,325
Depreciation &
  amortization .........        33,844          597         --        118,596      153,037         --         129,670      282,707
                           -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
Operating income (loss)        542,691      141,038      122,088      324,938    1,130,755      (56,656)   (1,132,216)     (58,117)
  Interest expense, net           --            (31)        --           --            (31)        --         681,115      681,084
                           -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
Net income (loss) before
  income taxes .........       542,691      141,069      122,088      324,938    1,130,786      (56,656)   (1,813,331)    (739,201)
Income taxes ...........          --          1,306         --           --          1,306         --           2,338        3,644
                           ===========  ===========  ===========  ===========  ===========  ===========   ===========  ===========

Net income (loss) ......   $   542,691  $   139,763  $   122,088  $   324,938  $ 1,129,480  $   (56,656)  $(1,815,669) $  (742,845)
                           ===========  ===========  ===========  ===========  ===========  ===========   ===========  ===========


                                                            Three months ended September 30, 1998
                         ----------------------------------------------------------------------------------------------------------
                                                                              Sub-Total
                                                                              Operating                                   Total
                           Casinos      Events    Merchandise    Theaters   Corporations  Production        OSE       Consolidated
------------------------ -----------  ----------  -----------  -----------  ------------  -----------   ------------ --------------
Net revenues ........... $ 1,355,908  $   774,688  $  785,830  $ 5,143,243   $ 8,059,669   $      --     $      --      $ 8,059,669
Cost of  revenues ......     908,706      529,616     467,911    4,095,460     6,001,693        49,724          --        6,051,417
                         -----------  ----------- -----------  -----------   -----------   -----------   -----------    -----------
Gross profit ...........     447,202      245,072     317,919    1,047,783     2,057,976       (49,724)         --        2,008,252
Selling, general &
  administrative .......      40,506      216,655        --        327,932       585,093       112,736       573,526      1,271,355
Depreciation & .........
  amortization .........      90,507       12,646       1,565      517,461       622,179        22,265        46,113        690,557
                         -----------  ----------- -----------  -----------   -----------   -----------   -----------    -----------
Operating income (loss)      316,189       15,771     316,354      202,390       850,704      (184,725)     (619,639)        46,340
Interest expense, net ..        --             (3)         75      255,655       255,727          --          58,966        314,693
                         -----------  ----------- -----------  -----------    -----------  -----------   -----------    -----------
Other income ...........                                            (1,383)       (1,383)                                    (1,383)
Net income (loss) before
    income taxes .......     316,189       15,774     316,279      (51,882)      596,360      (184,725)     (678,605)      (266,970)
Income taxes ...........        --           --          --           --            --            --          10,058         10,058
                         ===========  =========== ===========  ===========   ===========   ===========   ===========    ===========
Net income (loss) ...... $   316,189  $    15,774 $   316,279  $   (51,882)  $  (596,360)  $  (184,725)  $  (688,663)  $  (277,028)
                         ===========  =========== ===========  ===========   ===========   ===========   ===========    ===========


Results of Operations

The following tables set forth, the results of operations by the Company for the period indicated:

                                                              Nine months ended September 30, 1997
                         -----------------------------------------------------------------------------------------------------------
                                                                                Sub-Total
                                                                                Operating                                  Total
                              Casinos   Events       Merchandise   Theaters   Corporations   Production       OSE      Consolidated
------------------------ ------------ ------------  ------------ ------------ ------------  ------------  ------------ -------------
Net revenues ........... $  5,068,327 $  1,707,262  $    319,672 $  4,673,928 $ 11,769,189  $       --    $       --   $ 11,769,189
Cost of  revenues ......    3,058,872    1,047,288        82,986    3,653,376    7,842,522       101,042          --      7,943,564
                         ------------ ------------  ------------ ------------ ------------  ------------  ------------ ------------
Gross profit ...........    2,009,455      659,974       236,686    1,020,552    3,926,667      (101,042)         --      3,825,625
Selling, general &
  administrative .......      228,681      447,893           665      226,379      903,618        51,780     2,366,930    3,322,328
Depreciation & .........
  amortization .........      102,133          745          --        132,560      235,438          --         366,378      601,816
                         ------------ ------------  ------------ ------------ ------------  ------------  ------------ ------------
Operating income (loss)     1,678,641      211,336       236,021      661,613    2,787,611      (152,822)   (2,733,308)     (98,519)
Interest expense, net ..         --           (277)         --           --           (277)         --         855,372      855,095
                         ------------ ------------  ------------ ------------ ------------  ------------  ------------ ------------
Net income (loss) before
    income taxes .......    1,678,641      211,613       236,021      661,613    2,787,888      (152,822)   (3,588,680)    (953,614)
Income taxes ...........         --          3,029          --           --          3,029          --           2,934        5,963
                         ============ ============  ============ ============ ============  ============  ============ ============
Net income (loss) ...... $  1,678,641 $    208,584  $    236,021 $    661,613 $  2,784,859  $   (152,822) $(3,591,614) $   (959,577)
                         ============ ============  ============ ============ ============  ============  ============ ============

                                                              Nine months ended September 30, 1998
                            --------------------------------------------------------------------------------------------------------
                                                                                 Sub-Total
                                                                                 Operating                                 Total
                            Casinos       Events    Merchandise    Theaters    Corporations  Production       OSE      Consolidated
------------------------- -----------  -----------  ------------  -----------  ------------ ------------  ------------ -------------
Net revenues ............ $ 4,415,580  $ 2,184,450  $  1,001,519  $14,908,072  $22,509,621  $       --    $       --   $ 22,509,621
Cost of  revenues .......   2,913,506    1,434,141       541,171   11,908,301   16,797,119       175,984          --     16,973,103
                          -----------  -----------  ------------  -----------  -----------  ------------  ------------ ------------
Gross profit ............   1,502,074      750,309       460,348    2,999,771    5,712,502      (175,984)         --      5,536,518
Selling, general &
  administrative ........     138,336      633,795         4,702    1,370,436    2,147,269       121,144     1,824,017    4,092,430
Depreciation &
  amortization ..........     172,174       27,027         3,809      772,355      975,365        22,324       211,428    1,209,117
                          -----------  -----------  ------------  -----------  -----------  ------------  ------------ ------------
Operating income (loss) .   1,191,564       89,487       451,837      856,980    2,589,868      (319,452)   (2,035,445)     234,971
Interest expense, net ...        --            (36)           75      594,826      594,865          --          81,119      675,984
                          -----------  -----------  ------------  -----------  -----------  ------------  ------------ ------------
Other income
Subsidiary operations for
  period not owned ......                                             366,516      366,516                                  366,516
Net income (loss) before
  income taxes ..........   1,191,564       89,523       451,762     (104,362)   1,628,487      (319,452)   (2,116,564)    (807,529)
                                 --           --            --            --           --                       11,313      11,313
                          ===========  ===========  ============  ===========   ==========  ============  ============  ===========
Net income (loss) ....... $ 1,191,564  $    89,523  $    451,762  $  (104,362)  $1,628,487  $   (319,452) $ (2,127,877) $  (818,842)
                          ===========  ===========  ============  ===========   ==========  ============  ============  ===========

Three Months Ended  September  30, 1997 versus Three Months Ended  September 30,
1998

        Net Revenues. Revenues increased by 58.9% to $8,060,000 for the three months ended September 30, 1998 compared to $5,071,000 for the three months ended September 30, 1997. The Company's revenue is derived from four principal operating corporations: Casinos, Events, Merchandise and Theaters.

         Casinos revenues were approximately $1,356,000 for the three months ended September 30, 1998 compared to $1,736,000 for the three months ended September 30, 1997, a decrease of $380,000, or 21.9%. The decrease was primarily attributable to decrease in revenue generated from limited run casino shows and the Legends's show at the Imperial Palace Hotel and Casino.

         Events revenues were $775,000 for the three months ended September 30, 1998 compared to $569,000 for the three months ended September 30, 1997, an increase of $206,000 or 36.2%. This increase was mainly attributable to increase in business.

         Merchandise revenues were approximately $786,000 for the three months ended September 30, 1998 compared to $166,000 for the three months ended September 30, 1997, an increase of $621,000 or 374.1% . This increase was mainly attributable to an increase in photo sales and the inclusion of Gedco Acquisition properties.

         Theaters revenues were approximately $5,143,000 for the three months ended September 30, 1998 compared to $2,600,000 for the three months ended September 30, 1997, an increase of $2,543,000, or 97.8%. This increase in revenues was primarily attributed to new show openings in Branson, Missouri, and Toronto, Canada and the inclusion of Gedco Acquisition properties.

         Costs of Revenues. Total costs of revenues were $6,051,000 for the three months ended September 30, 1998 compared to $ 3,471,000 for the three months ended September 30, 1997, an increase of $2,580,000, or 74.4%. Costs of revenues increased to 75.1% of net revenues for the three months ended September 30, 1998, as compared to 68.4% for the three months ended September 30, 1997. This increase in cost of revenues as a % of net revenues was primarily attributable to a change in the mix of the Company's revenues from primarily theater shows to theater and dinner theater shows.

               Selling, General and Administrative. Selling, general and administrative costs were approximately $1,271,000 for the three months ended September 30, 1998 as compared to $1,375,000 for the three months ended
September 30, 1997, a decrease of $104,000, or 7.6%. Selling, general and administrative costs decreased to 15.8% of net revenues for the three months ended September 30, 1998, as compared to 27.1% for the three months ended September 30, 1997, which was primarily attributable to staff reductions.

               Operating Income. The Company's operating income was approximately $46,000 for the three months ended September 30, 1998, compared to an operating loss of $58,000 for the three months ended September 30, 1997, an increase of $104,000.

         Depreciation and Amortization. Depreciation and amortization were $576,000 for the three months ended September 30, 1998 increased by $408,000 or 144.3%, as compared to the three months ended September 30, 1997, and increase of $293,000 or 103.6%. The increase was primarily due to capital additions to current shows, new shows, and an increase in assets as a result of the Gedco Acquisition.

         Interest Expense, Net. Interest expense was $427,000 for the three months ended September 30, 1998 decreased by $391,000, or 55.4%, as compared to $681,000 for the three months ended September 30, 1997, a decrease of $279,00 or 39.4%. The decrease was primarily due to one-time interest expense related to the conversion of debentures and the original issue discount of the bridge financing, which was incurred in 1997, but not in 1998.

Three Months Ended  September  30, 1997 versus Three Months Ended  September 30,
1998

        Other Income. Other income for the three months ended September 30, 1998 was attributable to a sign-on bonus received from a new supplier.

         Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the three months ended September 30, 1998 three months ended 1997. Income taxes for the three months ended September 30, 1997 and 1998, relate to income taxes due in those states other than Nevada in which the Company conducts business. At September 30, 1997 and 1998, the Company had federal net operating loss carryforwards of approximately $1,616,791 and $3,958,386, respectively. Under
Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Nine months Ended September 30, 1997 versus Nine months Ended September 30, 1998

         Net Revenues. Revenues increased by 91.3% to $22,510,000 for the nine months ended September 30, 1998 compared to $11,769,000 for the nine months ended September 30, 1997.

         Theaters revenues were approximately $14,908,000 for the nine months ended June, 1998 compared to $4,674,000 for the nine months ended September 30, 1997, an increase of $10,234,000, or 219.9%. The increase was attributable to the inclusion of Gedco USA acquisition.

         Events revenues were $2,184,000 for the nine months ended September 30, 1998 compared to $1,707,000 for the nine months ended September 30, 1997, an increase of $477,000 or 28.0%. This increase was attributable to an increase in business as a result of an increase in sales people.

         Merchandise revenues were approximately $1,002,000 for the nine months ended September 30, 1998 compared to $320,000 for the nine months ended
September 30, 1997, an increase of $682,000 or 213.3%. This increase was attributable to an increase in business and the inclusion of the Gedco Acquisition.

         Casino revenues were approximately $4,415,000 for the nine months ended September 30, 1998 compared to $6,068,000 for the nine months ended September 30, 1997, an decrease of $663,000, or 12.9 % . The decrease was primarily attributable to a reduction in revenue generated from limited run casino shows.

         Costs of Revenues. Total costs of revenues were $16,973,000 for the nine months ended September 30, 1998 compared to $7,944,000 for the nine months ended September 30, 1997, an increase of $9,030,000, or 113.7%. Costs of revenues increased to 75.4% of net revenues for the nine months ended September 30, 1998, as compared to 67.5% for the nine months ended September 30, 1997. This increase in cost of sales as percentage of revenues was primarily attributable to a change in the mix of the Company's revenues from primarily theater shows to theater and dinner theater shows.

         Selling, General and Administrative. Selling, general and administrative costs were approximately $4,092,000 for the nine months ended September 30, 1998 as compared to $3,322,000 for the nine months ended September 30, 1997, an increase of $770,000 or 23.2%. Selling, general and administrative costs decreased to 18.2% of net revenues for the nine months ended September 30, 1998, as compared to 28.2% for the nine months ended September 30, 1997. The decrease in total cost is primarily the result of head cost reductions.

               Operating Income. The Company's operating income was approximately $235,000 for the nine months ended September 30, 1998, compared to an operating loss of $98,000 for the nine months ended September 30, 1997, an increase of $333,000.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1998 increased by $607,000, or 100.9%, as compared to the nine months ended September 30, 1997. The increase was primarily due to capital additions to current shows, new shows, and an increase in assets as a result of the Gedco Acquisition.

Interest Expense, Net. Interest expense for the nine months ended September 30, 1998 decreased by $120,000, or 13.6%, as compared to the nine months ended September 30, 1997. The decrease was primarily due to one-time interest expense related to the conversion of debentures and the original issue discount of the bridge financing, which was incurred in 1997, but not 1998.

        Other Income. Other income for the nine months ended September 30, 1998 was attributable to a sign-on bonus received from a new supplier.

         Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the nine months ended September 30, 1998. Income taxes for the nine months ended September 30, 1997 and 1998, relate to income taxes due in those states other than Nevada in which the Company conducts business. At September 30, 1997 and 1998, the Company had federal net operating loss carryforwards of approximately $1,616,791 and $3,958,386 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

General

        The Company has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. The Company anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the costs associated therewith), that the Company's current cash, cash equivalent balances, anticipated revenue from operations and its working capital line will be sufficient to fund its current operations and contemplated capital requirements through December 31, 1998. However, the Company's acquisition strategy also will require additional debt and/or equity financing. In the event the Company's plans or assumptions change, prove to be incorrect, or if balances and/or anticipated revenues otherwise prove to be insufficient, the Company would need to revise its expansion strategy (which revision could include the curtailment, delay or elimination of certain of its anticipated productions or the funding of such productions through arrangements with third parties, which would require it to relinquish rights to a substantial portion of its revenues) and/or seek additional financing prior to the end of such period. The Company is currently seeking private equity financing and has hired Imperial Capital, LLC.

        For the nine months ended September 30, 1997, the Company had a net cash deficit from operations of $509,000 in operations. As of September 30, 1997, the Company had approximately $3,593,000 in cash and cash equivalents. For the nine months ended September 30, 1998, the Company had a net cash deficit from operations of $958,000 in operations. As of September 30, 1998, the Company had $784,000 in cash and cash equivalents. The operating deficits for both periods were primarily attributable to business seasonality and pre-opening costs for new shows.

        The net cash used in investing activities for the nine months ended September 30, 1997 of $728,000. The net cash used in investing activities for the quarter ended September 30, 1998 of $14,728,000, was primarily attributable to direct acquisition costs related to acquisitions.

        Net cash provided by financing activities for the nine months ended September 30, 1997 of $4,539,000 was primarily attributable to proceeds from sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 1998 of $14,146,000, was primarily attributable to ICCMIC's funding of $12,500,000 for the Gedco Acquisition and $1,100,000 million for the Fox Acquisition.

        At September 30, 1997, the Company had working capital of approximately $4,127,000, primarily attributable from proceeds of the sale of common stock. At September 30, 1998, the Company had a working capital deficit of approximately $887,031, primarily attributable to the pre-opening costs of new shows.

Working Capital Line

        In May 1997, First Security Bank of Nevada ("First Security") issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. On March 28, 1998, First Security increased the line of credit from $250,000 to $1,000,000 and extended the expiration date of the line to March 25, 1999. As of September 30, 1998, the Company had drawn $1,000,000 on the line of credit.

Mortgage Financing Commitment

           On March 13, 1998, the Company entered into the Loan Agreement with ICCMIC pursuant to which ICCMIC agreed to provide the Company with up to $20,000,000 of mortgage financing. On March 28, 1998, the Company used $12,500,000 of said facility to fund the cash portion of the Gedco Acquisition and related fees subsequently used $1,100,000 on June 30, 1998 to fund the cash portion of the Fox Acquisition and $550,000 on October 7, 1998 to help the Company with it's working capital needs. In connection with the Loan Agreement, the Company provided ICCMIC with the right to provide the Company with up to an additional $30,000,000 of mortgage related financing. In addition concurrent with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg.

New Accounting Pronouncements

Reporting on the Costs of Start-up Activities

           Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The adoption of SOP 98-5 will require the Company to expense all capitalized pre-opening costs. Such costs were $1,071,557 at September 30, 1998.

Diclosure About Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments Of An Enterprise and Related Information," (SFAS No. 131) issued by the FASB is effective for financial statemetns with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS 131 as of January 1, 1998 and it had no effect on its financial position or results of operations.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning After June 15, 1999. SFAS No. 133 provides a comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company does not expect the adoption of SFAS No. 133 to have a material impact, if any, on its results of operations, financial position or cash flows.

PART II .  OTHER INFORMATION



Item 1.  Legal Proceedings.


         On May 28, 1998, Silver State Property Management, a Nevada corporation, Roger A. Bergmann Enterprises, a Nevada corporation, and R.E. Lyle Corp., a Nevada corporation filed a complaint in the Second Judicial District Court of the State of Nevada in and for the County of Washoe alleging, among other things, that John W. Stuart, acting as an agent, Chairman of the Board and Chief Executive Officer of On Stage Entertainment, Inc., breached an alleged oral agreement to purchase the Plaintiff's respective interests in the Legends in Concert production in Hawaii for an aggregate purchase price of $1,000,000. The Company has filed an answer to this complaint.
This suit is currently in the discovery stage of litigation.

         On August 20, 1998, a complaint was filed against the Company by the trustee of the United States Bankruptcy Court for the District of Nevada, alleging Breach of Contract, Monies Due and Owing and Turnover of the Property to the Estate. The basis of the complaint stems from the purchase of certain furniture by an unauthorized third party who purchased the furniture while purporting to be a representative of the Company. The Company believes it has a valid defense for this claim based upon fraud and misrepresentation. The Company has recently filed its Answer to this Complaint.

         On September 25, 1998, the Company successfully defended all three counts of the complaint filed in March 1997 by Benny R. Pittman, a shareholder of Grand Strand Entertainment, Inc. This suit arose out of dispute as to whether the Company wrongfully terminated a licensing agreement with Mr. Pittman for the control of the Company's Legend in Concert production in Surfside Beach, South Carolina. While the Company prevailed on all the counts alleged in the complaint, the Company stipulated to allow the arbitrator to resolve an equity claim of quantum meruit, so as to avoid the possibility of the suit being re-filed against the Company alleging this cause of action, among others, which claim was resolved by the arbitrator in the favor of the plaintiff for a total of $15,400 in consideration for the substantial amount of work the plaintiff provided on behalf of the Company to open the Legends production.

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a vote of Security Holders
         Not applicable

Item 5.  Other Information

         Country Tonite Acquisition

         (a) On September 21, 1998, the Company signed an agreement to purchase certain assets from Casino Resource Corporation and its affiliates, for a purchase price of $13,800,000, consisting of $12,500,000 in cash and a $1,300,000 promissory note (the "Country Tonite Acquisition"). Included in the Country Tonite Acquisition are all of the income producing assets of the Country Tonite dinner theater business, as well as the Branson Theater in Branson, Missouri. The Country Tonite Acquisition is subject to the various conditions, including the Company's procurement of financing and the approval of Casino Resource Corporation's stockholders.

         (b) Please see Note 2 to consolidated financial statements regarding DXDX Common Stock Purchase Agreement

         (c) Letter of Agreement with Imperial Capital, LLC On September 10, 1998, the Company engaged Imperial Capital, LLC, a Beverly Hills based investment bank, to advise the Company on potential strategic financing alternative. On Stage's board of directors has formed a special committee to work with Imperial Capital in this regard.


Item 6.  Exhibits & Reports on Form 8-K

         (a)   Exhibits

         (b) Reports on Form 8-K. The Registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ON STAGE ENTERTAINMENT, INC.




Date: November 16, 1998            /s/ John W. Stuart
                                   ---------------------------------------------
                                   John W Stuart, Chairman and
                                   Chief Executive Officer









Date: November 16, 1998            /s/ Kiranjit S. Sidhu
      -----------------            ---------------------------------------------
                                   Kiranjit S. Sidhu, Senior Vice President
                                   Finance and Administration, and
                                   Chief Financial Officer