Form 10QSB/A
period 1998-09-30
ON STAGE ENTERTAINMENT INC
filed 1999-03-30
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB/A


(Mark One) [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998 [ ] Transition report under Section 13 or 15 (d) of the Exchange Act For the Transition period from ________ to __________ Commission file number 0-92402


                          ON STAGE ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           NEVADA                                          88-0214292
----------------------------------                     ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                  4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA 89103
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)

                                 (702) 253-1333
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at November 2, 1998
----------------------------         -----------------------------------------
Common Stock, $0.01 par value                        7,452,350

                  ON STAGE ENTERTAINMENT, INC. and SUBSIDIARIES
                                TABLE OF CONTENTS


 PAGE NO. Part I. Financial Information

       Item 1. Consolidated Financial Statements

                   Balance Sheets.................................... 3
                   Statements of Operations.......................... 4
                   Statements of Cash Flows.......................... 6
                   Notes to Financial Statements..................... 7
       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations.. 13-24

Part II. Other Information

       Item 1.  Legal Proceedings.................................... 25
       Item 2.  Changes in Securities................................ 25
       Item 3.  Defaults Upon Senior Securities...................... 26
       Item 4.  Submission of Matters to a Vote of Security Holders.. 26
       Item 5.  Other Information.................................... 26
       Item 6.  Exhibits and Reports on Form 8-K..................... 26
Signatures........................................................... 27

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                         December 31,        September 30,
                                            1997                  1998
                                        -----------------------------------
                                                   (Unaudited)
Assets
Current Assets
 Cash and cash equivalents............  $ 2,323,559            $  783,370
  Accounts receivable.................      455,340             1,194,241
 Inventory ...........................      118,700               227,731
   Deposits...........................      342,096               455,248
   Prepaid and other assets...........      271,338               458,686
    Pre-opening costs, net............           --             1,071,557
   Notes receivable from officers, net      136,194                53,612
                                        ------------          ------------
      Total current assets ...........    3,647,227             4,244,445
                                        ------------          ------------

Property, equipment and leasehold
improvements (Note 5).................    5,008,835            24,152,219
Less: Accumulated depreciation
and amortization......................   (2,553,347)           (3,256,717)
                                        ------------          ------------
Property, equipment and leasehold
improvements, net.....................    2,455,488            20,895,502
                                        ------------          ------------
Cost in excess of net assets acquired,
net of accumulated amortization
of  $7,370 and  $18,083...............      116,415               105,703
Direct acquisition costs..............      258,133               235,474
Deferred financing costs, net of
amortization of $49,121 (Note 5)......           --             1,346,049
                                        ------------          ------------
                                        $ 6,477,263           $26,827,173
                                        ============          ============
Liabilities and Stockholders Equity
Current Liabilities
 Accounts payable and accrued expenses. $   880,286             2,058,374
 Accrued payroll and other liabilities.     698,499             1,638,662
 Current maturities of long-term debt..     271,918             1,434,440
                                        ------------          ------------
     Total current liabilities.........   1,850,703             5,131,476
                                        ------------          ------------

Long-term debt, less current
maturities (Note 5)....................     550,332            14,569,999
                                        ------------          ------------
     Total liabilities.................   2,401,035            19,701,475
                                        ------------          ------------
Stockholder's equity
  Preferred Stock, par value $1 per
  share, 1,000,000 shares authorized;
  none
  issued and outstanding...............          --                    --
     Common Stock, par value $0.01
     per share; authorized 25,000,000
     shares; 6,595,500 and 7,597,350
     shares issued and outstanding.....      65,955                73,973
     Additional paid-in capital........   7,340,013            11,200,307
     Accumulated deficit...............  (3,329,740)           (4,148,582)
                                        ------------          ------------
     Total stockholder's equity........   4,076,228             7,125,698
                                        ------------          ------------
                                        $ 6,477,263          $ 26,827,173
                                        ============         =============

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                 Three months ended
                                                    September 30,
                                              1997              1998
                                        -----------------------------------
                                           (Unaudited)      (Unaudited)

Net revenues ........................    $  5,070,727     $   8,059,669
 Cost of revenues....................       3,470,812         6,051,417
                                        --------------    --------------
Gross profit ........................       1,599,915         2,008,252
Selling, general and administrative..       1,375,325         1,271,355
Depreciation and amortization........         282,707           690,557
                                        --------------    --------------
Operating income loss................         (58,117)           46,340
Interest expense, net ...............         681,084           314,693
Other income.........................              --            (1,383)
Net loss before income taxes ........        (739,201)         (266,970)
Income taxes.........................           3,644            10,058
                                        --------------   ---------------
Net loss ............................    $   (742,845)    $    (277,028)
                                        ==============   ===============
Basic loss per share ................    $      (0.13)    $       (0.04)
Diluted net loss per share ..........           (0.13)            (0.04)
Basic average number of common
  shares outstanding ................    $   5,675,235    $   7,397,350
                                        ==============   ===============
Diluted average number of
  common shares outstanding..........    $   5,675,235    $   7,397,350
                                        ==============   ===============

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                  Nine months ended
                                                    September 30,
                                                1997            1998
                                        ----------------------------------
                                          (Unaudited)        (Unaudited)

Net revenues ........................   $   11,769,189    $   22,509,621
Cost of revenues ....................        7,943,564        16,973,103
                                        ---------------    --------------
Gross profit.........................        3,825,625         5,536,518
Selling, general and administrative..        3,322,328         4,092,430
Depreciation and amortization........          601,816         1,209,117
                                        --------------     --------------

Operating income (loss)..............          (98,519)          234,971
Interest expense, net................          855,095           760,174
Other income.........................               --           (84,190)
Subsidiary income for period
  not owned .........................               --           366,516
Net loss before income taxes.........         (953,614)         (807,529)

Income taxes.........................            5,963            11,313
                                        --------------      -------------

Net loss.............................   $     (959,577)   $     (818,842)
                                        ==============     ==============

Basic loss per share ................   $        (0.20)   $        (0.12)
Diluted net loss per share ..........   $        (0.20)   $        (0.12)

Basic average number of common
 shares outstanding..................   $    4,807,972    $    7,100,870
                                        ==============     ==============

Diluted average number of common
 shares outstanding .................   $    4,807,972    $    7,100,870
                                        ==============     =============

                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                Nine months ended
                                                  September 30,
                                             1997              1998
                                          (Unaudited)       (Unaudited)
                                          ------------------------------

Cash flows from operating activities
  Net loss............................    $  (959,577)      $   (818,842)
                                          ------------       ------------
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization .....        511,990            773,203
Interest paid in Common Stock ........        194,228                 --
Issuance of Common Stock to CFO.......        162,129                 --
     Non-cash interest ...............        444,000                 --
     Forgiveness of note receivable
     from stockholder ................        221,521                 --
     Increase (decrease) from changes
     in operating assets and
     liabilities......................             --                 --
     Accounts receivable .............       (184,334)          (738,911)
     Inventory .......................        (23,008)           (11,053)
     Deposits ........................       (231,078)          (113,152)
     Pre-opening costs ...............       (452,131)        (1,071,557)
     Prepaid and other assets.........       (296,728)           (29,832)
     Accounts payable and accrued
       expenses.......................        182,329             86,692
     Accrued Payroll and other
       liabilities ...................         21,726            940,183
     Litigation settlement accrual....       (100,000)                --
                                         -------------       ------------
   Total adjustments .................        450,644           (139,231)
                                         -------------       ------------
Net cash  used in operating
  activities..........................       (508,933)          (958,173)
                                         -------------       ------------
Cash  investing activities
  Advances on note receivable from
  stockholder.........................       (221,521)            82,582
  Capital expenditures ...............       (506,235)          (886,424)
  Direct acquisition costs ...........             --            678,844
  Payment for acquisitions, less cash
   received ..........................             --        (14,602,829)
                                         -------------      -------------
Net cash  used in investing
 activities ..........................       (727,756)       (14,727,827)
                                         -------------      -------------

Cash used in financing activities:
  Borrowing  under line of credit.....             --          1,000,000
Proceeds from long-term borrowing.....             --         13,727,237
  Repayments on long-term borrowing...       (750,000)          (581,426)
   Proceeds from bridge notes ........        875,000                 --
     Payments of bridge notes ........       (875,000)                --
     Net proceeds from sale of
     common stock and warrants .......      5,289,215                 --
                                         -------------     --------------
Net cash provided by financing
  activities .........................      4,539,215         14,145,811
                                         -------------     --------------

Net increase in cash and cash
  equivalents.........................      3,302,526         (1,540,189)
                                         -------------     --------------

Cash and cash equivalents at
  beginning of period.................        290,751          2,323,559
                                         ------------      --------------
Cash and cash equivalents at end
  of period ..........................      3,593,277            783,370
                                         ============      ==============


Supplemental disclosure of cash flow information Cash paid during the period for:

  Interest ...........................   $    218,879       $    675,984
  Taxes ..............................   $      5,963       $     11,313
                                         ============      =============


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

The components of the purchase price and its allocation to the assets and liabilities are as follows:

Purchase Price:
Liabilities assumed .....................................    $   986,044
Issuance of 595,238 restricted shares of common stock ...      2,500,000
                                                            ------------
                                                               3,486,044
Cost of acquisition incurred ............................      1,645,874
Cash paid................................................     11,500,000
                                                            ------------
                                                             $16,631,918
                                                            ============

Cash paid for the purchase of Gedco, USA, Inc. Net of cash received is as follows:

Cash paid to sellers ....................................    $11,500,000
Acquisition costs........................................      1,645,874
                                                            -------------
                                                              13,145,874
Less cash received.......................................       (383,444)
                                                            -------------
                                                             $12,762,430
                                                            =============

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


Cash....................................................    $   383,444
Inventory...............................................        120,084
Prepaid Expenses........................................        157,516
Land....................................................     11,275,507
Building................................................      3,214,740
Equipment ..............................................        730,627
Deferred financing acquisition expenses.................        750,000
                                                            ------------
Deferred financing acquisition expenses ................    $16,631,918
                                                            ============

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

Calvin Gilmore Productions, Inc.

On June 30, 19998, the Company completed its acquisition of certain assets from Calvin Gilmore Productions, Inc. ("CGP"), an affiliate of Fox Family Worldwide, for a purchasep rice of $1,000,000 in cash and 206,612 shares of Common Stock valued at $723, 142 (the "Fox Acquistion").

Included in the Fox Acquisition were substantially all of CGP's income producing assets and associated real and personal property in the greater Myrtle Beach, South Carolina area, consisting of the fee simple purchase of the Surfside Beach Theater, which the Company has leased from CGP for its presentation of its flagship Legends in Concert production since 1995, and a leasehold interest in The Eddie Miles Theater. In connection with the Fox Acquisition, Mel Woods, the Chief Operating Officer of Fox Family Worldwide, was subsequently elected as a member of the Company's Board of Directors, filling a vacancy created by the resignation of Nelson Foster.

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

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process accounting, payroll, database, network, and software transactions, possible disruption of environmental, lighting, and security controls, possible disruption of copier and fax capabilities, and loss of telephone voicemail messages, in addition to other similar normal business activities. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as Information
Technology ("IT") systems, including accounting, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, air conditioning units, internally developed software and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses may require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in February 1998, will be completed by June 30, 1999. The Company estimates that as of September 30, 1998, it had completed approximately 25% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 75% of the initiatives are in process and expected to be completed on or about June 30, 1999. Additionally, the Company has recently commenced its initiatives relating to the non-IT systems. The following table describes the Year 2000 initiatives as well as the Company's progress and the anticipated completion dates as of September 30, 1998:

Time Percent Year 2000 Initiatives Table Complete
Initial IT system identification........................... 2/98 - 10/98 100%
Initial IT system assessment............................... 2/98 - 11/98 95%
Remediation and testing regarding central system issues.... 2/98 - 6/99 15%

Identification, assessment, remediation and testing
 regarding desktop and individual system issues............ 2/98 - 6/99 35%
Identification regarding non-IT system issues.............. 2/98 - 10/98 100%
Assessment regarding non-IT system issues.................. 2/98 - 11/98 65%
Remediation and testing regarding non-IT system issues..... 2/98 - 6/99 35%

The Company is in the process of communicating with its significant vendors and service providers and strategic partners to determine the extent to which interfaces with such entities are vulnerable to Year entities are Year 2000 compliant. This process is expected to be completed in December 1998. The Company believes that the cost of its Year 2000 assessment, remediation and testing efforts, as well as those costs related to Year 2000 issues of third parties, are expected to approximate $250,000. As of September 30, 1998, the Company had not incurred any external costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's results of operations.

Results of Operations

The following table sets forth, the results of operations by the Company for the period indicated:


                     Three Months Ended September 30, 1997
          ----------------------------------------------------------

                         Casinos        Events     Merchandise    Theaters
-----------------      ----------      --------    -----------    ----------
Net revenues........   $1,736,111    $ 568,899    $  165,761     $2,599,956
Cost of revenues....    1,073,185      284,816        43,008      2,028,898
                       ----------      --------    -----------    ----------
Gross profit........      662,926      284,083       122,753        571,058
Selling, general
 & administrative...       86,391      142,448           665        127,524
Depreciation &
 amortization.......       33,844          597            --        118,596
                       ----------     ---------    -----------    ----------
Operating income(loss)    542,691      141,038        122,088     1,130,755
Interest expense(net)          --          (31)            --           (31)
                       ----------     ---------    -----------    ----------
Net income (loss)
 before income taxes.     542,691      141,069        122,088       324,938
Income taxes.........          --        1,306             --            --
                       ==========     =========    ===========    ==========
Net income (loss)       $ 542,691     $139,763     $  122,088    $  324,938


                     Three Months Ended September 30, 1997
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------    -----------    ------------
Net revenues........   $5,070,727    $      --    $        --     $5,070,727
Cost of revenues....    3,429,907       40,905             --      3,470,812
                       ----------      --------    -----------    ----------
Gross profit........    1,640,820      (40,905)            --      1,599,915
Selling, general
 & administrative...      357,028       15,751      1,002,546      1,375,325
Depreciation &
 amortization.......      153,037           --        129,670        282,707
                       ----------     ---------    -----------    ----------
Operating income(loss)  1,130,755      (56,656)    (1,132,216)       (58,117)
Interest expense(net)         (31)          --        681,115        681,084
                       ----------     ---------    -----------    ----------
Net income (loss)
 before income taxes.   1,130,755      (56,656)    (1,813,331)      (731,201)
Income taxes.........       1,306           --          2,338          3,644
                       ==========     =========    ===========    ==========
Net income (loss)      $1,129,480     $(56,656)   $(1,815,669)    $ (742,845)

                      Three Months Ended September 30, 1998
          ----------------------------------------------------------

                         Casinos        Events     Merchandise    Theaters
-----------------      ----------      --------    -----------    ----------
Net revenues........   $1,355,908    $ 774,688    $  785,830     $5,143,243
Cost of revenues....      908,706      529,616       467,911      4,095,460
                       ----------      --------    -----------    ----------
Gross profit........      447,202      245,072       317,919      1,047,783
Selling, general
 & administrative...       40,506      216,655            --        327,932
Depreciation &
 amortization.......       90,507       12,646         1,565        517,461
                       ----------     ---------    -----------    ----------
Operating income(loss)    316,189       15,771       316,354        202,930
Interest expense(net)          --          (3)            75        255,655
                       ----------     ---------    -----------    ----------
Other income.........                                                (1,383)
Net income (loss)
 before income taxes.     316,189       15,774       316,279        (51,882)
Income taxes.........          --           --            --            --
                       ==========     =========    ===========    ==========
Net income (loss)      $  316,189     $ 15,774     $ 316,279      $ (51,882)



                     Three Months Ended September 30, 1998
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------    -----------    ------------
Net revenues........   $8,059,669   $      --      $       --     $8,059,669
Cost of revenues....    6,001,693       49,724             --      6,051,417
                       ----------      --------    -----------    ----------
Gross profit........    2,057,976      (49,724)            --      2,008,252
Selling, general
 & administrative...      585,093      112,736        573,526      1,271,355
Depreciation &
 amortization.......      662,179       22,265         46,113        690,557
                       ----------     ---------    -----------    ----------
Operating income(loss)    850,704     (184,725)      (619,639)        46,340
Interest expense(net)     255,727           --         58,966        314,693
                       ----------     ---------    -----------    ----------
Other income.........     (1,383)                                     (1,383)
Net income (loss)
 before income taxes.     596,360     (184,725)      (678,605)      (266,970)
Income taxes.........          --           --         10,058         10,058
                       ==========     =========    ===========    ==========
Net income (loss)      $ (596,360)   $(184,725)    $ (688,663)    $ (277,028)

Results of Operations

The following tables set forth, the results of operations by the Company for the period indicated:



                      Nine Months Ended September 30, 1997
           ----------------------------------------------------------

                         Casinos        Events     Merchandise    Theaters
-----------------      ----------     ----------   -----------    ----------
Net revenues........   $5,068,327     $1,707,262    $  319,672    $4,673,928
Cost of revenues....    3,058,872      1,047,288        82,986     3,653,376
                       ----------     ----------   -----------    ----------
Gross profit........    2,009,455        659,974       236,686     1,020,552
Selling, general
 & administrative...      228,681        447,893           665       226,379
Depreciation &
 amortization.......      102,133            745            --       132,560
                       ----------     ----------    -----------    ----------
Operating income(loss)  1,678,641        211,336       236,021       661,613
Interest expense(net)          --           (277)           --            --
                       ----------     ----------    -----------    ----------
Net income (loss)
 before income taxes.   1,678,641        211,613       236,021       661,613
Income taxes.........          --          3,029            --            --
                       ==========     ==========    ===========    ==========
Net income (loss)      $1,678,641     $  208,584    $  236,021     $ 661,613




                     Nine Months Ended September 30, 1997
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------    -----------    ------------
Net revenues........  $11,769,189    $      --     $       --    $11,769,189
Cost of revenues....    7,842,522      101,042             --      7,943,564
                       ----------      --------    -----------    ----------
Gross profit........    3,926,667     (101,042)            --      3,825,625
Selling, general
 & administrative...      903,618       51,780      2,366,930      3,322,328
Depreciation &
 amortization.......      235,438           --        366,378        601,816
                       ----------     ---------    -----------    ----------
Operating income(loss)  2,787,611     (152,822)    (2,733,308)       (98,519)
Interest expense(net)        (277)          --        855,372        855,095
                       ----------     ---------    -----------    ----------
Net income (loss)
 before income taxes.   2,787,888     (152,822)    (2,733,308)      (953,614)
Income taxes.........       3,029           --          2,934          5,963
                       ==========     =========    ===========    ==========
Net income (loss)      $2,784,859    $(152,822)   $(3,591,614)    $ (959,577)

                      Nine Months Ended September 30, 1998
          ----------------------------------------------------------

                         Casinos        Events     Merchandise    Theaters
-----------------      ----------     ----------   -----------    ----------
Net revenues........   $4,415,580     $2,184,450   $ 1,001,519   $14,908,072
Cost of revenues....    2,913,506      1,434,141       541,171    11,908,301
                       ----------     ----------   -----------    ----------
Gross profit........    1,502,074        750,309       460,348     2,999,771
Selling, general
 & administrative...      138,336        633,795         4,702     1,370,436
Depreciation &
 amortization.......      172,174         27,027         3,809       772,355
                       ----------     ----------    -----------    ----------
Operating income(loss)  1,191,564         89,487       451,837       856,980
Interest expense(net)          --           (36)            75       594,826
                       ----------     ----------    -----------    ----------
Other income.........
Subsidiary operations
 for period not owned.                                               366,516
Net income (loss)
 before income taxes.   1,191,564         89,523       451,762      (104,362)
Income taxes.........          --             --            --            --
                       ==========     ==========    ===========    ==========
Net income (loss)      $1,191,564     $   89,523    $  451,762     $(104,362)



                     Nine Months Ended September 30, 1998
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------    -----------    ------------
Net revenues........  $22,509,621   $        --    $       --     $ 22,509,621
Cost of revenues....   16,797,119      175,984             --       16,973,103
                       ----------      --------    -----------    ------------
Gross profit........    5,712,502     (175,984)            --        5,536,518
Selling, general
 & administrative...    2,147,269      121,144      1,824,017        4,092,430
Depreciation &
 amortization.......      975,365       22,324        211,428        1,209,117
                       ----------     ---------    -----------    ------------
Operating income(loss)  2,589,868     (319,452)    (2,035,445)         234,971
Interest expense(net)     594,865           --         81,119          675,984
                       ----------     ---------    -----------    ------------
Other income.........
Subsidiary operations
 for period not owned.    366,516                                      366,516
Net income (loss)
 before income taxes.   1,628,487      (319,452)    (2,116,564)       (807,529)
Income taxes.........          --           --          11,313          11,313
                       ==========     =========    ===========     ===========
Net income (loss)      $1,628,487    $ (319,452)   $(2,127,877)    $  (818,842)

Three Months Ended  September  30, 1997 versus Three Months Ended  September 30,
1998

Net Revenues. Revenues increased by 58.9% to $8,060,000 for the three months ended September 30, 1998 compared to $5,071,000 for the three months ended September 30, 1997. The Company's revenue is derived from four principal operating corporations: Casinos, Events, Merchandise and Theaters.

Casinos revenues were approximately $1,356,000 for the three months ended September 30, 1998 compared to $1,736,000 for the three months ended September 30, 1997, a decrease of $380,000, or 21.9%. The decrease was primarily attributable to decrease in revenue generated from limited run casino shows and the Legends' show at the Imperial Palace Hotel and Casino.

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


                                        ON STAGE ENTERTAINMENT, INC.



Date: March 22, 1999                   /s/ John W. Stuart
                                       -----------------------------------------
                                       John W Stuart, Chairman and
                                       Chief Executive Officer





Date: March 22, 1999                  /s/ Kiranjit S. Sidhu
                                      ------------------------------------------
                                      Kiranjit S. Sidhu, Senior Vice President
                                      Finance and Administration, and
                                      Chief Financial Officer