Form 10KSB
period 1998-12-31
ON STAGE ENTERTAINMENT INC
filed 1999-04-16
CIK 1035514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20450
                                   FORM 10-KSB

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 or

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


                               4625 W. Nevso Drive
                             Las Vegas, Nevada 89103
--------------------------------------------------------------------------------
             (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 702-253-1333

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
             Redeemable Warrants to purchase shares of Common Stock
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the most recent fiscal year ended December 31, 1998 were $27,847,477.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on April 12, 1999 was $1.19.

The number of shares of the registrant's common stock outstanding as of April 12, 1999 was 7,572,016.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Part II hereof incorporates information by reference from portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

                               TABLE OF CONTENTS

                                                            Page No.
                                                            --------

PART I...................................................     1

Item 1.  Description of Business.........................     2
Item 2.  Description of Property.........................     24
Item 3.  Legal Proceedings...............................     26
Item 4.  Submission of Matters to a Vote of
          Security Holders...............................     27

PART II..................................................     28

Item 5.  Market for Common Equity and Related
          Stockholder Matters.............................    28
Item 6.  Management's Discussion and Analysis
          or Plan of Operation............................    28
Item 7.  Financial Statements.............................    28
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........    28

PART III..................................................    29

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons, Compliance with Section
          16(a) of the Exchange Act........................   29
Item 10. Executive Compensation............................   29
Item 11. Security Ownership of Certain Beneficial
          Owners and Management............................   29
Item 12. Certain Relationships and Related Transactions....   29
Item 13. Exhibits, and Reports on Form 8-K.................   30

                                     PART I

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for the Company's productions, the expansion of existing and potential gaming and tourist markets, the Company's exposure to various trends in the gaming industry, its acquisition plans and the benefits the Company anticipates from such acquisitions, the Company's business strategy, its outstanding litigation matters and the defenses available to the Company, the seasonality of the Company's business, and liquidity as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes,"
"expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The
forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the information provided under the heading "Description of Business-Risk Factors" in Item 1 as well as the following: (i) The Company's dependence on its flagship Legends in Concert production and its principal production venues; (ii) The ability of the Company to successfully produce and market new productions and to manage the growth associated with the any new productions; (iii) Risks associated with the Company's acquisition strategy, including the Company's ability to successfully identify, complete and integrate strategic acquisitions;
(iv) The Company's ability to meet its commitments under certain credit facilities, which are currently in default, and to obtain alternative, additional financing on commercially reasonable terms; (v) The competitive nature of the leisure and entertainment industry and the ability of the Company to continue to distinguish its services; (vi) Fluctuations in quarterly operating results and the highly seasonal nature of the Company's business;
(vii) The ability of the Company to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates as well as its ability to protect its intellectual property rights; (viii) The ability of the Company to successfully manage the litigation pending against it and to avoid future litigation; and (ix) The results of operations which depend on numerous factors including, but not limited to, the commencement and expiration of contracts, the timing and amount of new business generated by the Company, the Company's revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy. See "Description of Business-Risk Factors."

ITEM 1.  Description of Business

General

The Company produces and markets live theatrical productions and operates live theaters and dinner theaters worldwide. The Company markets its productions directly to audiences at theaters in resort and urban tourist locations. During 1998, the Company operated the following live theaters and dinner theaters worldwide.


---------------------- ------------------------ ---------------- --------------
                                                                     Owned/
 Tourist Market           Production             Location            Leased/
                                                                    Contracted
--------------------- ------------------------  --------------- ---------------
Atlatic City,
 New Jersey           Legends in Concert        Bally's Park       Contracted
                                                Place

                      Various                   Trump Taj Mahal    Contracted

                      Various                   Atlantic City
                                                Hilton             Contracted
--------------------- ------------------------- ----------------  --------------
Branson, Missouri     Legends in Concert        Legends Family
                                                Theater            Leased
--------------------- ------------------------  ----------------  --------------
Berlin, Germany       Legends in Concert        Estrel Residence
                                                & Congress Center  Contracted
--------------------- ------------------------ -----------------  --------------
Buena Park (Anaheim), Wild Bill's Dinner        Wild Bill's
California            Extravanganza             Dinner Theater     Leased
--------------------- ------------------------ -----------------  --------------
Las Vegas, Nevada     Legends in Concert        Imperial Palace    Contracted
--------------------- ------------------------ -----------------  --------------
Laughlin, Nevada      Spice 'N Ice              River Palms
                                                Casino             Contracted
--------------------- ------------------------ -----------------  --------------
Myrtle Beach,
 South Carolina       Legends in Concert        Legends Theater    Owned

                      Eddie Miles Show          Eddie Miles        Leased
                                                Theater
--------------------- ------------------------ -----------------  --------------
Orlando, Florida      King Henry's Feast        King Henry's
                                                Dinner Theater     Owned

                      Wild Bill's Dinner        Wild Bill's
                      Extravaganza              Dinner Theater     Owned
                                                Fort Liberty
                                                Retail Complex

                      Blazing Pianos            Blazing Pianos     Leased
                                                Bar
--------------------- ------------------------ ------------------- -------------
Toronto, Orlando      Legends in Concert        Legends Theater
                                                at Sheraton        Leased
                                                Centre Hotel
--------------------- ------------------------ ------------------- -------------
Valley Forge,
  Pennsylvania        Various                   Lily Langtry
                                                Dinner Theater     Contracted
--------------------- ------------------------ ------------------ --------------

The Company also markets its productions to commercial clients, which include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines. The Company has performed in locations such as the Illinois State Fair, MGM Theme Park and Dollywood Theme Park; in locations as far away as Australia, Russia, China, Africa, Japan and the Philippines; and for major corporate clients such as McDonald's, Hewlett Packard, IBM, Pitney Bowes, Levi Strauss and Texaco.

For the years ended December 31, 1998 and 1997, approximately 40% and 25%, respectively, of the Company's net revenue was generated from theaters and dinner theaters that the Company operates in resort and urban tourist markets; approximately 41% and 61%, respectively, of the Company's net revenue was generated from live productions performed in gaming markets, predominantly Las Vegas and Atlantic City; and approximately 16% and 9%, respectively, of the Company's net revenue was generated from sales to commercial clients other than casinos. The remaining 3% and 5%, respectively, of the Company's net revenue was generated from merchandise and souvenir photography sales.

Such percentages reflect the early results of the Company's new strategic objective to become the leading owner and operator of affordable live theatrical productions, dinner theaters and other location-based entertainment in North America. The Company's primary strategy is to build location-based entertainment clusters consisting of live theatrical productions and other forms of middle market entertainment including, for example, musical reviews and magic shows, in major tourist markets. The Company plans to achieve this strategy by: (i) establishing a significant market presence through the acquisition of multiple entertainment venues with strong, predictable cash flows; (ii) pooling its contacts with ticket wholesalers, tour operators and individual ticket sellers; and, (iii) rolling out a variety of successful entertainment concepts in the localities in which the Company establishes its presence. Management believes this "clustering" strategy will reduce the Company's financial exposure and will enhance the Company's revenue by (i) increasing the Company's visibility and market acceptance in a greater number of entertainment venues; (ii) enabling the Company to realize cost savings through the consolidation of sales and marketing and the elimination of duplicative administrative overhead; and (iii) enabling the Company to market productions traditionally performed in a particular venue in a greater number of venues or an array of markets.

The Company believes that strong fundamentals for the consolidation of multiple entertainment venues and the establishment of location-based entertainment clusters exist, including:

- a large number of North American resort and urban tourist-driven  locations;
- fragmented ownership of location-based  entertainment businesses;
- ownership by individuals who lack the ability to capitalize on economies of scale in sales and marketing, operations, systems and capital formation;
- ownership by individuals who lack a clear exit strategy;
- acquisitions characterized by predictable cash flows and the ability to leverage real and personal property;
- numerous  cost  reduction  and revenue  enhancement  opportunities;
- limited competition for acquisitions;  and
- low acquisition  multiples (typically 4.0 - 5.0x EBITDA).

The Company was incorporated on October 30, 1985 under the laws of the state of Nevada as Legends in Concert, Inc. Subsequently, on August 7, 1996, the Company changed its name to On Stage Entertainment, Inc. The Company's principal executive offices are located at 4625 West Nevso Drive, Las Vegas, Nevada 89103, and its telephone number is (702) 253-1333.

DEVELOPMENTS DURING 1998

Gedco Acquisition - March 1998

On March 13, 1998, the Company purchased certain assets of Gedco USA Inc., a Florida corporation, for $14 million. The Company utilized $11.5 million of its mortgage financing facility with Imperial Commercial Credit Mortgage Investment Corporation ("ICCMIC") and 595,238 shares of the Company's Common Stock at $4.20 per share, or $2.5 million worth of the Company's Common Stock, to fund this transaction. Included in the purchase were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast and Blazing Pianos located in Orlando, Florida, and the Fort Liberty retail shopping complex, which includes the Wild Bill's Dinner Theater, located in Kissimmee, Florida, and Wild Bill's Dinner Theater located in Buena Park, California. For the year ended December 31, 1997, audited revenues of the assets purchased were $13.9 million and earnings before interest, taxes, depreciation and amortization were $2.7 million.

Kodak Relationship - June 1998

On June 3, 1998, the Company and Kodak Themed Entertainment, a division of the Eastman Kodak Company ("Kodak")that is interested in developing a branded imaging presence in key entertainment environments, executed a letter of intent, which contemplates the joint development of retail outlets known as Kodak On Stage Fantasy Stores (the "Fantasy Stores"). The Fantasy Stores will incorporate Kodak's digital photographic technology with live impersonators from Legends In Concert to create a unique and entertaining retail experience, blending the strengths of Kodak's brand and products with the "star power" provided by the Company's impersonators. The retail store will include Legends merchandise; licensed themed clothing, souvenirs of legendary superstars, Kodak traditional photographic products and Kodak proprietary digital photographic products featuring licensed character images from The Walt Disney Company, Warner Bros. Studios and Universal Studios. Initial launch sites in New York, Las Vegas and Los Angeles are currently under evaluation.

Kodak and the Company have also agreed to share revenue generated by the operation of digital photography systems to be provided by Kodak in certain of the Company's theaters under a digital imaging systems agreement executed on June 3, 1998. The new systems are currently in place in entertainment venues located in Myrtle Beach, South Carolina, Branson, Missouri and Buena Park, California.

Calvin Gilmore Acquisition - June 1998

On June 30, 1998, the Company purchased certain assets of Calvin Gilmore Productions, Inc. ("Calvin Gilmore"), Myrtle Beach's oldest and largest live theater operator, for approximately $2.0 million, consisting of $1.0 million in cash and 206,612 shares of the Company's Common Stock at a price of $3.50 per share (the "Calvin Gilmore Acquistion"). The Company used $1.1 million of its mortgage financing facility with ICCMIC to fund the cash portion of the purchase price. The assets acquired in the transaction include the Legends Theater and a leasehold interest in the Eddie Miles Theater.

Upon consummation of the transaction, Calvin Gilmore also agreed to order television programming and production services from the Company, and to give the Company a 30-day right of negotiation to acquire certain live theatrical/stage rights in projects developed and owned by Calvin Gilmore over the next five years. Also, Calvin Gilmore increased its stock ownership to a 5% equity stake in the Company, and Mel Woods, President of Calvin Gilmore, was elected to the Company's Board of Directors.

Substantial Indebtedness Incurred

During 1998 the Company received mortgage financing from ICCMIC and extended exiting lines of credit with First Security Bank of Nevada and First Security Leasing Company in order to fund its existing operations and finance its growth strategy and future acquisitions. The Company has been unable to service its substantial indebtedness and is, consequently, in default under these facilities. (See "Description of Business-Existing Defaults under Credit Facilities.")

Industry Background

The Company has focused its clustering efforts in North American resort and tourist markets. In 1996, international and domestic travelers spent over $473.0 billion on travel and tourism within the U.S. The table below outlines the spending of domestic and international travelers within the U.S. for the past ten years.

[Bar Graph Representing Tourism Expenditures in the U.S. omitted]

According to the Travel Industry Association's National Travel Survey of the 715 million trips taken in 1997, over 61% were pleasure trips. In 1997, the most popular ten states among U.S. travelers were California, Florida, New York, Texas, Illinois, Nevada, Hawaii, New Jersey, Pennsylvania and Georgia. In 1998 the Company ran productions in seven of these ten states and has identified potential acquisitions in the other three. Below is a chart illustrating the top ten states by traveler expenditures.

[Bar Graph Representing Travel Expenditures by State Omitted]

According to the Travel Industry Association of Americans, theme park and entertainment attractions are one of the top six types of family vacation destinations. While the most popular destinations include the top gaming sites, Las Vegas, Nevada and Atlantic City, New Jersey, and the top theme park sites, Orlando, Florida and Los Angeles, California, several emerging resort locations such as Myrtle Beach, Florida and Branson, Missouri were also included.

Set forth below, is general information on the key markets in which the Company currently operated in 1998.

Anaheim /Buena Park, California

Anaheim/Buena Park, California, home of Disneyland, hosted 37.5 million visitors in 1997, according to the Anaheim/Orange County Visitors & Convention Bureau. Visitors spent approximately $5.6 billion, of which $1.3 billion was spent on entertainment. In Buena Park alone, over $81 million was spent on entertainment in 1997. The Anaheim Convention Center, in conjunction with Disneyland, has announced a plan to spend over $2 billion over the next five years to revitalize the convention center and surrounding areas, and expand Disneyland. Expansion plans for Disneyland include the construction of: (i) a 750-room Craftsman-style hotel; (ii) a second theme park to be named "Disney's Californian Adventure;" and (iii) a 200,000 square foot entertainment, dining and retail complex joining the two theme parks. The Company believes this new investment will increase tourism to this market with potentially positive results for other entertainment suppliers. In March 1998, the Company acquired Wild Bill's Dinner Extravaganza which performs at the Wild Bill's Dinner Theater in Buena Park, California. Buena Park is in close proximity to Anaheim, California.

Atlantic City, New Jersey

In 1997, Atlantic City received approximately 37 million visitors according to the Atlantic City Convention and Visitors Bureau. The Company currently produces Legends at Bally's Park Place in Atlantic City, and various productions at both the Atlantic City Hilton and at the Trump Taj Mahal, and has produced numerous other shows in this market including Magic!, Magic!, Magic! at the Showboat Hotel and Casino, Cabaret on Ice at Trump's Castle, and Bon Voyage and The Atlantic City Experience at Bally's Park Place. Furthermore, the Company is aware of at least two new casino hotel projects under development in Atlantic City and believes that these will also contain showrooms for live entertainment.

Branson, Missouri

Branson is less than a one-day drive for half of the U.S. population and is a popular vacation destination. The Branson Chamber of Commerce reported that in 1997, Branson attracted six million visitors. Branson is home to 40 entertainment venues with over 70 live productions. The live entertainment industry in Branson is atypical of other theater districts, with shows beginning mid-morning and continuing throughout the day and into the evening. The Company has presented Legends in Branson since 1995 for limited runs, with successful results to date. Legends is currently being performed in Branson at the Legends Family Theater.

Myrtle Beach, South Carolina

Myrtle Beach, which has 99 golf courses and 11 live theatrical venues, was, according to BYWAYS magazine, ranked the second most highly preferred motor coach destination in the United States in 1997. The Myrtle Beach Chamber of Commerce reported that 13.4 million people visited Myrtle Beach in 1997 and spent approximately $2.6 billion. Visitors, according to the Myrtle Beach Chamber of Commerce, have an average stay of 5.7 days. The Company's resident Legends production at the Legends Theater at Surfside Beach (located just South of Myrtle Beach in beautiful Surfside Beach) opened in March 1995, and is known as one of the top shows in town.

Las Vegas, Nevada

In 1997, Las Vegas had over 30 million visitors according to Las Vegas Convention and Visitors Authority, an increase of almost 30% since 1993, and spent $25 billion. Las Vegas has 80 hotels and casinos and 35 different live productions. Visitors to Las Vegas, according to Las Vegas Convention and Visitors Authority, spent an average of $33.24 a day on shows during an average
4.5 day stay per visitor. According to the Las Vegas Visitor Profile Study, of these 30 million visitors, 48% attended shows during their stay, up significantly from 40% in 1994.

Of those people that attended shows, almost 78% attended a regularly scheduled production show. The Company's Legends has been playing at the Imperial Palace in Las Vegas since 1983 and the Company has produced numerous limited engagements and other shows in Las Vegas.

Laughlin, Nevada

Laughlin, Nevada is another emerging tourist market in close proximity to Las Vegas. According to the Laughlin Visitor's Bureau, 5 million people visited Laughlin in 1997 and spent an average of $187 per day. In 1997, visitors to Laughlin spent almost $20 per day on shows and stayed an average of 3.5 days. In 1998, the Company began performances of Spice'N Ice, an ice skating extravaganza at the River Palms Hotel & Casino.

Orlando, Florida

Orlando is one the most popular destination cities in the United States and was voted as the number one theme park destination in 1996 by the National Tourism Association. According to Orlando's Visitors Bureau, approximately 36.5 million tourists visited Orlando in 1997 and spent $15.9 billion. In 1997, the Orlando Visitor's Bureau reported that visitors spent $3.3 billion on entertainment and stayed for an average of 3.7 days. Orlando's hotel industry is meeting the demands of visitors, with over 85,000 hotel rooms available in 1996, an 8% growth over the prior four years. In March 1998, the Company acquired King Henry's Feast, Wild Bill's Dinner Extravaganza and Blazing Pianos, all located within the greater Orlando area.

Toronto, Ontario

Toronto is the tenth largest metropolitan area in North America and the third largest English-speaking theater market in the world after London and New York according to Tourism Toronto, the official tourism sales and marketing agency for the Toronto region. Approximately 20.2 million tourists visited Toronto in 1997 and spent approximately $3.3 billion. Of the $3.3 billion spent, $193 million was spent on entertainment. Tourism Toronto estimates average spending per person to be approximately $93 per day. Toronto is home to 83 live productions in 39 live entertainment venues including the Company's Legends production featured at the Sheraton Centre Hotel since May of 1998.

Other Potential Urban and Resort Markets

The Company believes that there are numerous other emerging urban and resort tourist markets, both in the United States and Canada, where the demand exists for quality, affordable live entertainment. The Company believes that the following urban and resort tourist locations may be suitable for the acquisition, production and marketing of location-based entertainment:


                 Chicago                Niagara Falls
              Corpus Christi               Orlando
                  Miami                    Phoenix
                Montreal                Pigeon Forge
              New Orleans                 San Diego
             New York City              San Francisco
          South Padre Island              Vancouver


OTHER COMMERCIAL CLIENTS

The Company has also produced limited-run Legends shows in the last five years for other types of commercial clients, including theme parks (Six Flags, MGM Theme Park, Lotte World in Korea), cruise ships (Royal Caribbean Cruise Lines, Singapore Cruise Lines), and major fairs (Dade County Youth Fair, Illinois State
Fair). In addition, in 1997 and 1998, the Company produced approximately 185 and 172 events, respectively, for corporate clients, such as McDonald's, Bell South, Home Depot, IBM, Norwest Bank, and Anheuser Busch.

Show Offerings

Since its inception, the Company has developed, produced or acquired many different productions. These productions include Legends, other tribute shows, a variety of musical reviews, magic shows, ice skating productions, and specialty shows. The principal productions currently produced by the Company are as follows:

Legends in Concert

The Company's flagship Legends in Concert production is a live theatrical tribute show featuring impersonators who recreate past and present music and motion picture superstars. Legends is the longest running independently produced production in Las Vegas and Atlantic City. Based on the Company's access to approximately 75 different Legends tribute acts, it can tailor each tribute show to suit the unique demographics of any audience and the size of any venue, and has been able to attract significant repeat business by varying regularly the composition of the acts in its shows. In 1998, Legends was performed in Atlantic City, New Jersey; Berlin, Germany; Branson, Missouri; Las Vegas, Nevada; Myrtle Beach, South Carolina; and Toronto, Canada.

Wild Bill's Dinner Extravaganza

As a result of the Gedco Acquisition, the Company acquired Wild Bill's Dinner Extravaganza ("Wild Bill's"), a two hour dinner show that features the best of the Wild West. The show includes Indian tribal dances, gun fighting, and showgirls. The show runs every day throughout the year at the Wild Bill's Dinner Theater at the Company's Fort Liberty Complex in Kissimmee, Florida and the Wild Bill's Dinner Theater in Buena Park, California.

King Henry's Feast

As a result of the Gedco Acquisition, the Company acquired King Henry's Feast, a two hour dinner show that takes the patrons back to the time of King Henry VIII. The show includes a sword swallower, a jester, a trapeze act and a sword fight. The show runs every day throughout the year at the Company's King Henry's Feast Castle located in Orlando, Florida.

Blazing Pianos

As a result of the Gedco Acquisition, the Company acquired Blazing Pianos, an interactive piano bar featuring three talented comedic piano players and vocalists, who simultaneously play song requests from patrons on separate pianos. The shows runs nightly throughout the year at the Company's Blazing Pianos Bar in Orlando, Florida.

Spice 'N Ice

Spice 'N Ice combines performances by world class skaters with adagio and comedic skits by skating clowns, dancers and ensemble skating. Currently, Spice 'N Ice runs at the River Palms Casino in Laughlin, Nevada.

PRODUCTION ECONOMICS

Most financial structures for theatrical productions in theaters in resort and urban markets and in larger casinos are based on the "four-wall" method of expense and revenue allocation between the producer and the client, while those produced for clients, such as smaller casinos, corporations, fairs, cruise lines and theme parks, are typically "contracted productions" as those produced a for fixed or "guaranteed" fee.

The four "walls" of any live theatrical production can be illustrated as follows:

[Graphic presenting four walls of live theaterical production described in following paragraph Omitted]

The Company generally operates its resident productions in resort and urban tourist markets and in Las Vegas casinos under either a "four-wall" arrangement or a "two-wall" arrangement. Under the "four-wall" arrangement the Company assumes the responsibility for the cost of the theater, whether leased or purchased, and the expenses associated with (i) the artistic aspects of the production of a show; (ii) the technical requirements associated with producing a show; (iii) the promotion of a show; (iv) and ticket sales, concession sales and maintenance. The Company receives 100% of the revenues, profits and/or losses generated by a show under that arrangement. Under the "two-wall" arrangement the client owns or manages the theater. The Company and the client are responsible for two of the costing responsibilities, or "walls," described above. The Company and its client share revenue generated by a show under this arrangement(each retains certain percentages of the show's revenues). Shows produced under either of these two arrangements are referred to as "at-risk" shows, as the Company's revenues are dependent upon customer attendance levels. The Company's resident Legends shows at Myrtle Beach, South Carolina and Toronto, Canada are examples of "four-wall" arrangements, and its Legends show at the Imperial Palace in Las Vegas, Nevada is an example of a "two-wall" arrangement. Although most contracts of this type are by their nature short-term, clients typically renew their contracts or host a variety of Company productions on a regular basis.

The Company also operates "low-risk" productions where the client is responsible for all non-production related expenses and retains all revenue generated from ticket sales. In such arrangements, the Company is responsible for all production related expenses (performers, orchestra, dancers and company manager) and typically receives a guaranteed weekly fee, regardless of attendance levels. This is a typical structure for shows sold to commercial clients such as corporations, fairs and theme parks, and to casinos outside the Las Vegas, Nevada market. The Company's Legends show at Bally's Park Place in Atlantic City, New Jersey is an example of a "low-risk" arrangement. Although many of these contracts are short term, clients typically renew their contracts with the Company on a regular basis.

CORPORATE STRUCTURE

On Stage Casino Entertainment


The Company has been a leading provider of live entertainment to casinos for over 15 years.

In 1998, On Stage Casino Entertainment had long running productions in the following locations:

------------------- ----------------------- ----------------------------------
     Venue                    City                   Type of Structure
------------------- ----------------------- ----------------------------------
Imperial Palace          Las Vegas                      "Two-Wall"
Bally's Park Place       Atlantic City                Guaranteed Fee
River Palms Casino       Laughlin                     Guaranteed Fee
Trump's Taj Mahal        Atlantic City                Guaranteed Fee
------------------- ----------------------- ----------------------------------

On Stage Theaters

Upon completion of the acquisition of the Gedco properties, the Company formed On Stage Theaters, Inc., a wholly-owned subsidiary created to manage the Company's theaters from its offices in Orlando, Florida. During 1998 the Company operated eight live theater productions, managed the sublease of the Eddie Miles Theater and produced two shows under contract in the following locations:


-----------------     --------------   -----------   ------------- ------------
Venue                    City          # of Seats      Own/lease/     Date of
                                                       contracted    expiration
-----------------     --------------   -----------   ------------- ------------
Contracted
 Productions:

Lily Langtry
 Dinner Theater       Valley Forge, PA      500        Contracted        1/00

"Four -  Wall"
   Productions:

Blazing Pianos Bar     Orlando, FL          400        Lease             10/00
Eddie Miles Theater *  N.Myrtle Beach, SC   946        Lease             12/04
King Henry's Dinner
 Theater               Orlando, FL          620        Own               N/A
Legends Theater        Myrtle Beach, SC     800        Own               N/A
Legends at Sheraton
 Centre Hotel          Toronto, ON          647        Lease             2/03
Wild Bill's Dinner
 Theater               Buena Park, CA       820        Lease             6/10
Wild Bill's Dinner
 Theater               Kissimmee, FL        628        Own               N/A
Legends Family
 Theater               Branson, MO          984        Lease             12/98
-----------------    ---------------   -----------   ------------  -------------
* Included in discussion of  the Calvin Gilmore Acquisition.

On Stage Events

On Stage Events creates numerous types of special entertainment events for corporate clients such as casinos, fairs, theme parks, cruise lines and corporations. These events utilize the Company's inventory of props, decorations, sound, lighting and costumes. In addition to creative custom-designed events, this business segment has in-stock, unique interactive shows, as well as stage shows, which have played for long runs at theaters and casinos and are now available for private events. On Stage Events has typically produced either interactive dinner shows or theme parties such as Las Vegas Spectacular, a theme party in which a casino is created and participants are allowed to gamble as if they were in a Las Vegas casino. In 1998, the division had sales offices in Atlantic City, New Jersey, Atlanta, Georgia, Palm Springs, California and Las Vegas, Nevada. Examples of the Company's corporate clients are:

Illinois State Fair       Dollywood Theme Park        Hyatt Hotels Worldwide
MGM Theme Park            McDonald's                  Six Flags Over Georgia
Hewlett Packard           IBM                         National Football League
Levi Strauss              Texaco                      Xerox

On Stage Merchandise

On Stage Merchandise sells merchandise at all of its venues in tourist locations and, if permitted, in client venues. Merchandise includes logo clothing, keychains, magnets, pins, canvas tote bags and coffee mugs, plus specialty licensed merchandise featuring the Company's more popular Legends acts such as Elvis, the Blues Brothers and Marilyn Monroe. In addition, this wholly-owned subsidiary sells autographed photographs of impersonators or other headline acts posing with audience members, for which it pays nominal royalties to featured performers. The Company believes that its relationship with Kodak Themed Entertainment will further augment revenues from merchandising (see "Developments During 1998").

On Stage Productions

On Stage Productions is a centralized division of the Company, located in Las Vegas, Nevada. This division is capable of producing multiple shows of varying complexity. Among its responsibilities are choreography, costume, talent, lighting and sound. The Company intends to produce multiple shows in each locality in which the Company has established itself through a single production facility. In addition, the Company intends to offset some of the costs associated with this production division by producing and/or renting production services to other clients, such as Fox Family.

CORPORATE OPERATIONS

Sales and Marketing

Since many people plan to attend a specific live performance prior to leaving for vacation, it is imperative that the Company market itself to potential customers before they arrive at their destination. The development and maintenance of amicable, professional relationships with individual sales representatives and individuals working in group sales offices is, therefore, integral to the Company's clustering strategy. At some point in the future, the Company may invest in or acquire receptive operators in the future.

The Company generally targets mass market audiences with average prices for its productions ranging from $20.00 to $40.00 per adult ticket. Show pricing is determined by competition in the local marketplace and is typically neither the lowest nor the highest in a particular market. Once ticket pricing has been determined, the composition of the show (number of headline acts, singers, dancers, orchestra, technicians, etc.) and facility and equipment requirements are adjusted so that each show will generate profits based upon projected attendance. The Company distributes, from time to time, show coupons offering discounts of up to 20% on individual ticket purchases, and offers volume discounts of up to 60% to ticket and tour wholesalers buying large blocks of tickets.

Advertising and Promotion

The Company provides advertising and publicity support and seeks major ongoing media coverage for all of its shows through its network of media contacts. Exposure on television and radio, and in national periodicals, major metropolitan newspapers, and local tourist entertainment guides has served to promote the Company's shows both regionally and nationally. Over the last three years, publicity for the Company included appearances at the 1996 Miss Universe Pageant, Jay Leno's Tonight Show from Las Vegas, Nevada, VH1's Route 96, CNN's Burden of Proof and on Wheel-of-Fortune. In February 1999, the Company's Legends Show in Branson, Missouri was featured on a winter season special on The Nashville Network.

Advertising designed to target the individual tourist includes newspaper and magazine print ads, television and radio commercials, airport videos and signage, billboard and outdoor advertising, transit advertising, and brochures placed in areas with a high concentration of tourists (such as visitor and tourist welcome centers). In some resort markets, such as Myrtle Beach, South Carolina and Branson, Missouri advertising commences up to one year in advance of a show's opening, and includes direct mail campaigns, attendance at consumer and travel trade shows, and placement of print ads in travel and trade publications. Within casinos and hotels, table tent cards, coupons, flyers and brochures are placed in each guest-room, restaurant and lounge, whenever possible and promotional show videos are broadcast on in-house television systems. As the Company begins to control other pieces of the distribution chain, and forms entertainment clusters, traditional advertising and promotion costs can be decreased due to economies of scale.

Competition

The leisure and entertainment market, which includes the market for live theatrical productions, is highly competitive. Many of the Company's markets contain a large number of competing live theatrical productions. In resort and urban tourist locations, the Company competes for ticket sales with other live productions and headline stars, many of whom have better name recognition and greater financial and other resources than the Company.

The live theatrical entertainment industry is highly fragmented and contains many small, independent production companies and several major production companies. The Company competes with these production companies for the most desirable commercial and tourist venues, and for talent and production personnel. Major production companies in the Company's markets include Feld
Entertainment Productions, Blair Farrington Productions and Dick Foster Productions in Las Vegas, and Greg Thompson Productions in Seattle. In addition to competition from major production companies, which produce other forms of live theatrical shows, the Company also competes directly against a large number of smaller independent producers who sometimes produce tribute or impersonator shows. However, the Company believes that only one of these competitors, Spring Time Productions, produces such shows on a continuous basis in more than one location, and therefore presently offers any real competition to the Company. Spring Time Productions currently produces its American Superstars impersonator shows at the Stratosphere Hotel and Casino in Las Vegas, Nevada and at the Grand Casinos in Gulfport, Mississippi.

In Orlando, Florida and Buena Park, California, where the Company operates dinner theaters, other major competing dinner theater shows include Medieval Times, Arabian Nights, and Wizards. The dinner theater market is highly competitive and the Company finds itself competing with other forms of live entertainment in addition to the dinner theaters, primarily theme parks.

Talent

The Company has featured approximately 175 impersonators and numerous variety acts (magicians, aerial acts, jugglers, clowns, sword fighters, jesters and comedians), singers, dancers, musicians and musical directors in its productions, and regularly receives promotional materials from individuals who are eager for work. An average of 30 inquiries are received per month, and for every working performer, the Company has access to three potential performers. The Company periodically holds auditions for new impersonators, singers, and dancers in Las Vegas, Atlantic City, Myrtle Beach, South Carolina and Los Angeles, California and often views acts in outside show environments and clubs.

All performers receive creative and professional support from the Company's various in-house personnel. The Company employs choreographers to work with new and existing entertainers to develop their skills and improve their confidence on stage. Utilizing the Company's in-house music library, musical arrangements are developed for new and existing performers and digital audio tapes are developed for principal acts. The Company's in-house wardrobe personnel, together with several well established costume designers, create new performers' wardrobes and update the wardrobes of existing talent. The Company contracts with an independent photographer to provide promotional photographs of the headline acts and employs a writer to prepare professional biographies and press releases.

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

Intellectual Property

The Company has the filed the following intellectual property marks:

Name:                Class(es)          Status              Country

Legends in Concert   41                 Registered          United States
Legends in Concert   41                 Registered          Japan
Legends in Concert   41                 Registered          Canada
Legends in Concert   41                 Registered          Great Britain
Legends in Concert   41                 Registered          Mexico
Legends in Concert   6, 16, 18, 21,
                     25, 26             Registered          United States
Legends in Concert
  w/ design          6, 16, 18, 21,
                     25, 26             Registered          United States
Legends in Concert   41                 Pending             Europe
Legends in Concert   41                 Pending             Australia
Legends of Country   41                 Pending             United States
Legends Live         107                Registered          United States
Legends of the
  Rat Pack           41                 Published           United States
Atlantic City
  Experience         41                 Registered          United States
Camouflage Aux
  Folles             41                 Published           United States
Wild Bill's
  Extravaganza       41                 Pending             United States

The Company anticipates filing applications for protection of its Legends service mark in France, South America, China and several other foreign countries, as need be. The Company believes it either owns or has appropriately licensed all of the intellectual property rights required to perform its shows in the manner in which they are currently produced, including, but not limited to the right to publicly present and otherwise perform all non-dramatic copyrighted musical compositions pursuant to musical licenses with Broadcast Music, Inc. ("BMI") and American Society of Composers, Authors and Publishers ("ASCAP").

The Company typically requires its independent contractors, employees, consultants and advisors to execute appropriate confidentiality and non-competition agreements in connection with their employment, consulting or advisory relationship with the Company.

Government Regulation

Providing entertainment to the casino gaming industry may subject the Company to various licensing regulations. The Company is regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission pursuant to the New Jersey Casino Control Act. The Company's current casino service industry license from the New Jersey Casino Control Commission was issued on January 17, 1997 and expires on September 30, 1999. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of the Company to determine its suitability for licensure. Management believes that the Company is not required to obtain a license to provide its services to casinos in Nevada or in any other jurisdictions in which it operates, other than New Jersey. The Nevada Gaming Control Board and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. Additionally, many of the casinos mandate that a production company is either properly licensed or in accordance with the local gaming laws before it will contract for their services.

In addition, the Company leases or owns certain of the theaters for its new brand-name resident productions, thereby absorbing all costs and risks associated with producing the show in order to retain 100% of the show's profits. Producing shows under this "four-wall" arrangement may require the Company to obtain and maintain certain local licenses and permits (as the Company was required to obtain for the opening of its Myrtle Beach show, a"four-wall" production). Such licenses and permits could include, among others, amusement licenses, music licenses (i.e., BMI or ASCAP), business licenses, liquor licenses, retail sales tax licenses, food and beverage licenses and a health inspection rating (if dairy products and/or hot food, other than popcorn, is to be sold). Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder the Company's expansion plans. In addition, the suspension of, or inability to renew, a license needed to operate any of the Company's currently running productions would adversely affect the operations of the Company.

Employees

As of March 25, 1999, the Company employed approximately (i) 182 full-time employees, including 51 entertainers, 37 theater operations personnel, 17 production personnel, 25 food & beverage personnel, 40 administrative personnel, 20 marketing personnel, 8 box office/concession personnel and its nine executive officers; and (ii) 402 part-time employees. None of the Company's current employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

EXISTING DEFAULTS UNDER CREDIT FACILITIES

Working Capital Line

In May 1997, First Security Bank of Nevada ("First Security") issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. John W. Stuart has personally guaranteed the line of credit.

On March 28, 1998, First Security agreed to increase the line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, the Company had drawn $1,000,000 on the line of credit. As of March 31, 1999, the Company had failed to pay off any part of the line of credit and, is in default under its terms. The Company is continuing to negotiate with First Security to either extend the line of credit or convert it into a term loan facility. As of April 15, 1999 the Company had not received a notice of default from First Security, but there can be no assurance that the Company's attempts to negotiate an extension or restructuring of this loan will be successful or that First Security will not seek to collect this debt.

Capital Equipment  Financing  Commitment

On September 29, 1997, First Security Leasing Company ("First Security Leasing"), a Utah corporation, approved the Company for a $1,000,000 lease line. Advances under the line of credit incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290,$442,997 and $167,713, commencing in April, 1998 and May, 1998, respectively, and terminating on October, 2001, September, 2001 and November 2001. The Company is, as of April 15, 1999, current under this line of credit however, all of these leases have a cross-default provision with the working capital line.

Mortgage Financing Commitment

On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC") agreed to provide up to $20,000,000 of mortgage financing to the Company. On the same date, the Company used $12,500,000 of said facility to fund the cash portion of the Gedco Acquisition and related fees. The Company subsequently used $1,100,000 on June 30, 1998 to fund the cash portion of the Calvin Gilmore Acquisition and $550,00 on October 7, 1998 for its its working capital needs. Concurrently with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg. The Company made its January, February and March 1999 payments after the due date for such payments. As a result of such delinquencies, the Company incurred late charges and default interest, which the Company has not paid. The Company is in default under the ICCMIC facility and is unable to borrow additional funds under such facility. As of April 14, 1999, the Company had not made its payment to ICCMIC due April 1, 1999. The Company is currently negotiating with ICCMIC to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to certain other defaults under the facility, including a breach of certain debt service coverage ratio warrants by the Company.

In the event that First Security, First Security Leasing or ICCMIC issues notice of default under any of the above-referenced credit facilities and initiate foreclosure action against the Company, all or a portion of the Company's property and assets securing the credit facilities and mortgage financing extended by such lenders may be sold to satisfy the Company's commitments under the terms of such facilities. The Company intends to renegotiate the terms of its credit facilities, to obtain extensions of the terms of such facilities and to seek alternative additional financing. There can be no assurance that the Company's efforts will be successful.

RISK FACTORS

The following risk factors may prevent the Company from achieving its goals and could cause the actual results of the Company to differ materially from any results that are expressed or implied in forward-looking statements contained in this document.

Increased Operating Expenses. Increased operating expenses in connection with the Company's proposed expansion plans, delays in the introduction of new productions and factors adversely affecting the Company's current productions, could have a material adverse effect on the Company's future operating results. There can be no assurance that the Company will continue to generate significant net income in the future or that the Company's future operations will be profitable.

Dependence on Legends. To date, the Company's revenue has been limited largely to the production of Legends. The future success of the Company will depend, to a significant extent, on its ability to successfully produce and market Legends shows in other venues. To the extent the Company is unsuccessful in expanding the production of Legends, or to the extent the Legends production concept ceases to be successful or profitable for the Company, there will be a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Principal Production Venues; Contractual Arrangements. The Company anticipates that it will continue to rely upon its three current largest revenue producing show sites, i.e., its resident Legends productions in Las Vegas, Nevada, Atlantic City, New Jersey and Myrtle Beach, South Carolina, for the substantial majority of its revenues. The loss of all or a substantial portion of the business resulting from these relationships would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Relating to Proposed Expansion Plans; Possible Inability to Manage Growth. The Company's continued growth depends, to a significant degree, on its ability to produce and market new theatrical productions on a profitable basis. The Company's expansion plans include increasing both the number of productions in operation at any given time and the rate at which such productions open. Because of the current defaults under its credit facilities and its present inability to raise additional capital, the Company may not be able to pursue its expansion plans. Such expansion strategy if successful, will place significant pressures on the Company's personnel, as such growth will require development and operation of a significantly larger business over a broader geographical area. The success of the Company's expansion strategy will depend upon a number of factors, including, among others, the Company's ability to hire and retain additional skilled management, marketing, technical and performing arts and theatrical production personnel, its ability to secure suitable venues for new productions on a timely basis and on commercially reasonable terms, and its ability to successfully manage its growth (which will require it to develop and improve upon its operational, management and financial systems and controls). The Company's prospects and future growth will also be largely dependent upon the ability of its Legends productions to achieve significant market share in targeted tourist and gaming markets and the ability of the Company to develop and/or acquire and commercialize additional productions. There can be no assurance that the Company will be able to achieve its expansion goals or that, if it is able to expand its operations, it will be able to effectively manage its growth, anticipate and satisfy all of the changing demands and requirements that such growth will impose upon it or achieve greater operating income or profitability. Moreover, in light of (i) the significant up-front capital expenditures and pre-opening costs (estimated to be approximately $400,000 to $800,000 in the case of a leased theater and up to $1,000,000 in the case of a purchased theater) associated with the establishment of a new "four-wall" resident production, (ii) the length of time required to prepare for the opening of a new resident production (typically 3 to 6 months) and (iii) the significant time required before a new resident production can achieve the market acceptance and name recognition required for local ticket wholesalers and tour specialists to promote it, the discontinuation of any such new production (whether due to inadequate advance marketing, inadequate performances, poor site selection or otherwise) would have a material adverse effect on the Company.

Need for Additional Financing. The Company's cash, cash equivalent balances and anticipated revenues from operations will not be sufficient to fund its current expansion strategy or its operating requirements or to service its substantial indebtedness under existing credit facilities. The Company must obtain alternative additional sources of financing in order to avoid foreclosure under its existing credit facilities. There can be no assurance that such funds will be available to the Company and will not be exhausted prior to the satisfaction of the Company's commitments under the existing credit facilities or the implementation of its growth strategy. The Company has no current arrangements with respect to, or potential sources of, additional financing, and any inability to obtain such financing could cause the Company to curtail, delay or eliminate present or anticipated productions, or to fund such productions through arrangements with third parties that may require the Company to relinquish rights to substantial portions of its revenues, and could possibly cause the Company to cease its expansion plans and may result in the foreclosure of its existing credit facilities.

Risks Associated with Proposed Acquisition Strategy. As part of its expansion plans if the Company is able to pursue them, the Company intends to pursue strategic acquisitions of, or joint ventures with, independent production companies, and to market Legends to the established customer bases of any such acquired companies, in order to increase its revenues and market share. In addition, the Company intends to acquire established, brand-name shows which it believes have the potential to be successful in new markets. The Company has planned to enter into such arrangements on a shared revenue and/or profit basis and to make such acquisitions through limited equity distributions rather than through cash payments or investments. Nonetheless, there may, in the future, be attractive acquisition candidates for which cash funding is the Company's only choice, in which case, any such acquisitions may be contingent upon the Company acquiring additional financing. There can be no assurance that the Company will be able to acquire such financing or, even with additional financing, that it will be able to acquire acceptable production companies or shows, nor can there be any assurance that the Company will be able to enter into beneficial joint ventures, on commercially reasonable terms or in a timely manner. Furthermore, the Company can provide no assurance that any acquired customer bases will be receptive to Legends or Legends-type productions or that the Company will be able to successfully develop any acquired shows. To the extent the Company does effect an acquisition or joint venture, there can be no assurance that the Company will be able to successfully integrate into its operations any business or productions which it may acquire. Any inability to do so, particularly in instances in which the Company has made significant capital investments, could have a material adverse effect on the Company. In addition, there can be no assurance that any acquired business will increase the revenues and/or market share of the Company or otherwise improve the financial condition of the Company.

Competition. The leisure and entertainment market, which includes the market for live theatrical productions, is highly competitive, and many of the Company's markets contain a large number of competing live theatrical productions. In resort and urban tourist locations, the Company competes for ticket sales with the producers of other live productions, many of whom have greater financial and other resources than the Company and/or feature productions and headline stars with greater name recognition than those of the Company. In addition, the Company competes with other production companies for the most desirable commercial and tourist venues and for talent and production personnel. The Company's inability to secure such venues or personnel could have a material adverse effect on the Company's expansion plans and results of operations. In addition, one or more of the commercial venues in which the Company currently has, or plans to have, a live production show could decide to self-produce its live entertainment needs. There can be no assurance that the Company will be able to secure alternative venues for displaced productions or that such alternative venues could be secured under similar or favorable terms.

Availability of Talent. The Company's future success will depend largely upon its ability to attract and retain personnel sufficiently trained in performing arts and theatrical production, including singers, dancers, musicians, choreographers and technical personnel. The Company maintains rigorous standards with respect to the abilities and level of experience of such personnel in order to ensure consistency, quality and professionalism in its productions, which may make it more difficult for the Company to obtain qualified personnel. Moreover, any such difficulty is compounded by the fact that Legends, the Company's flagship production, features impersonators of past and present superstar vocalists. Because such headline performers must look, sound and act like specific celebrities, the pool of performers from which the Company can chose is significantly reduced. In addition, while the Company's musicians, singers, dancers and production personnel are generally employees of the Company, its headline acts are independent contractors who enter into new contracts with the Company for each new show or venue in which they perform. The Company does not maintain any long-term contracts with its performers. The Company will need to hire additional performers and production technicians as it continues to open new productions, as well as to supplement personnel in its existing productions. The Company's inability to attract and retain such personnel, for either new or existing productions, could have a material adverse effect on the Company's expansion plans, business, financial condition and results of operations. See "Business -- Talent."

Fluctuations in Quarterly Operating Results; High Seasonality. The Company has experienced, and expects to continue to experience, fluctuations in quarterly results of operations. The Company's live theatrical production business is highly seasonal. The Company expects such seasonal trends to continue. Additionally, the Company typically spends significant resources on new resident theatrical productions up to six months in advance of show openings, and believes that, as the Company emphasizes pre-opening market research and development as part of its expansion plan, both the amount of pre-opening expenditures and the lag between the time in which the Company incurs such expenditures and the receipt of post-opening revenue will increase. Accordingly, the Company's operating results may also vary significantly from quarter to quarter or year to year due to the opening and timing of new shows and the fluctuations associated with the pre-opening and start-up phases of new productions in new and varying venues. Consequently, revenues as well as profits and losses may vary significantly from quarter to quarter and the results in any one period will not necessarily be indicative of results in subsequent periods.

Effect of Recession on Live Entertainment Industry; Changing Trends. The live entertainment industry is cyclical, with consumer spending tending to decline during recessionary periods when disposable income is low. Although the Company believes that its moderate ticket prices may enhance the appeal of its productions to consumers in a recessionary environment, there can be no assurance that a poor general economic climate will not have an adverse impact on the Company's ability to compete for limited consumer resources. The live entertainment industry is also subject to changing consumer demands and trends and while the markets for live entertainment have grown significantly over the past several years, there can be no assurance that such growth will continue or that these trends will not be reversed. For instance, the rate of growth in the casino gaming industry has recently begun to decrease due to consolidation within the industry. The Company's success will depend on the Company's ability to anticipate and respond to changing consumer demands and trends and other factors affecting the live entertainment industry, including new artists and musicians, as well as general trends affecting the music industry and its performers. Failure to respond to such factors in a timely manner could have a material adverse effect on the Company. Dependence on the Casino Gaming Industry. Although the Company has recently shifted its primary emphasis away from gaming markets and towards the resort and urban tourist markets, the Company's success has been, and will continue to be, highly dependent on the casino gaming industry. Consequently, a change in the laws or regulations governing the casino gaming industry, or a significant decline in casino gaming in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property. The Company's success depends to a large extent on its ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates. Although the Company believes that its productions do not violate such intellectual property rights under applicable state and Federal laws, in the event such a claim were made against the Company, such litigation, regardless of the outcome, could be expensive and time consuming for the Company to defend. Additionally, if the Company were determined to be infringing any intellectual property rights in the production of its performances, the Company could be required to pay damages (possibly including treble and/or statutory damages), costs and attorney fees, alter its productions, obtain licenses or cease certain activities, all of which, individually or collectively, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company were required to obtain licenses from the celebrities it impersonates, there can be no assurance that the Company would be able to acquire such licenses on commercially favorable terms, if at all. In addition, an element of the Company's business strategy is to expand its merchandising program by introducing a wider variety of clothing items and new products such as compact discs, and audio and video tapes. The Company has filed trademark applications, as necessary, in order to protect its rights in the products that it sells. There can be no assurance that the Company will be able to obtain any such trademarks on terms and conditions acceptable to the Company. The Company's inability to obtain such rights could have a material adverse effect on the Company's ability to successfully implement its merchandising strategy.

Government Regulation. Providing entertainment to the casino gaming industry may subject the Company to various licensing regulations. For instance, the Casino Control Commission of the State of New Jersey requires that the Company obtain a Casino Service Industry License to perform its shows at its Atlantic City venues. Although the Company has obtained this license, there may be other licenses or permits which may be required in order for the Company to perform its shows in casinos in other areas. In addition, pursuant to the Company's expansion program, the Company plans to lease or purchase some, if not all, of the theaters for its new Legends or other brand-name resident productions, thereby absorbing all costs and risks associated with producing the show in order to retain 100% of the show's profits (referred to as a "four-wall" production). Producing shows on this basis may require the Company to obtain and maintain certain business, professional, retail and local licenses and permits (as the Company was required to obtain for the opening of its Myrtle Beach show, a "four-wall" production). Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder the Company's expansion plans. In addition, the suspension of, or inability to renew, a license needed to operate any of the Company's currently running productions would adversely affect the operations of the Company.

Dependence on Key Personnel. The Company's future success will depend largely on the efforts and abilities of its existing senior management, particularly Mr. Stuart, the Company's Chairman, Chief Executive Officer and principal stockholder, and David Hope, the Company's President and Chief Operating Officer. The loss of the services of such officers or other members of the Company's management team could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company currently maintains a key-man life insurance policy on the life of Mr. Stuart in the amount of $5,000,000 and on the life of Mr. Hope in the amount of $2,500,000, such proceeds may not be sufficient to compensate the Company for the loss of their services. In particular, Mr. Stuart's death would result in the loss of his creative contribution to the Company and would give the owner of the Imperial Palace the right to terminate its contract with the Company relating to the Company's resident Legends production in Las Vegas (one of the Company's largest revenue producing venues). In addition, while Messrs. Stuart and Hope have entered into non-competition agreements restricting their ability to work for a competitor of the Company during the term of their employment agreements (which expire on May 31, 2000) and thereafter for periods of up to five and two years, respectively, there can be no assurance that such non-competition agreements will be enforceable. Finally, there can be no assurance that the Company will be able to attract and retain the additional qualified senior management personnel necessary to manage its planned growth.

Risk of Employment Tax Liability. Pursuant to industry standards, the Company has, since its inception, treated, and expects to continue to treat, the headline acts of its productions as independent contractors rather than as employees. In making the determination that it is qualified to characterize its headline acts as independent contractors, the Company, in addition to following industry precedent, made an independent review of, and analyzed, the applicable guidelines issued by the Internal Revenue Service. There can be no assurance, however, that the Company is qualified to treat the headline acts as independent contractors. In the event that the Company has improperly classified the headline acts as independent contractors, the Company would be liable for the payment of employment taxes for those periods in which the headline acts were incorrectly characterized as independent contractors. If imposed, such employment tax liability could have a material adverse effect on the Company's financial condition and results of operations.

Litigation. The Company is involved in certain pending and threatened lawsuits in which the adverse parties are seeking damages from the Company. There can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of the Company. Moreover, regardless of the outcome of such lawsuits and claims, in the event the Company were to be engaged in protracted litigation the costs of such litigation could be substantial. Even in situations where the Company is fully indemnified by third parties, the time and effort expended by the Company's personnel in connection with such matters could be significant, leaving them with less time and energy for the pursuit of the Company's strategic goals. The Company may utilize a portion of the proceeds of this offering allocated to working capital in connection with these litigation matters or settlements thereof. Although the Company does not anticipate that a material portion of the proceeds of this offering will be required to be used in connection with such litigation matters, in the event that a material portion is required, the Company will have less financial resources available to it for other purposes which could adversely affect the Company.

Limitations on Liability of Directors and Officers. The Company's Articles of Incorporation include provisions to eliminate, to the full extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Company's Articles of Incorporation also include provisions to the effect that the Company shall, to the maximum extent permitted from time to time under the law of the State of Nevada, indemnify and, upon request, advance expenses to any director or officer to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect.

No Dividends. The Company has never paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings for use in connection with the expansion of its business and for general corporate purposes. The declaration and payment of future dividends, if any, will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. Possible Adverse Effects of Authorization of Preferred Stock. The Company's Articles of Incorporation authorize the Company's Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock (the "Preferred Stock") with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors will be empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, could make it difficult for a third party to gain control of the Company, prevent or substantially delay a change in control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock, there can be no assurance that the Board will not decide to do so in the future.

Current Prospectus and State Registration Required to Exercise Warrants. Holders of outstanding Company warrants will be able to exercise their warrants only if
(i) a current prospectus under the Securities Act relating to the securities underlying the warrants, is then in effect and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although the Company intends to use its best efforts to maintain a current prospectus covering the securities underlying the warrants at the earliest practicable date, to the extent required by federal securities laws, there can be no assurance that the Company will be able to do so. The value of the warrants may be greatly reduced if a prospectus covering the securities issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Persons holding Warrants who reside in jurisdictions in which such securities are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised.

Unaffiliated Bankruptcy. A real estate partnership (unaffiliated with the Company) of which Mr. Stuart, the Chairman, Chief Executive Officer and principal stockholder of the Company, was a partner, Maze Stone Canyon Estates Partnership, filed for bankruptcy under Chapter 11 in December 1991 in the United States Bankruptcy Court, Central District of California (the "Bankruptcy Court"). The partnership is currently in reorganization pursuant to the Plan of Reorganization adopted by the Bankruptcy Court in August 1992.

Possible Delisting of Securities from the Nasdaq SmallCap Market; Risks Relating to Penny Stocks. In order to continue to be listed on the Nasdaq SmallCap Market, the Company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share; provided, however, that if the Company falls below such minimum bid price, it will remain eligible for continued inclusion on the Nasdaq SmallCap Market if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. The Company's stock price has recently approached or dipped below $1.00 per share. Nasdaq has recently proposed new maintenance criteria which, if implemented, would eliminate the foregoing exception to the minimum bid price requirement and require, among other things, $2,000,000 in net tangible assets, $1,000,000 market value of the public float and adherence to certain corporate governance provisions. The failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from the Nasdaq SmallCap Market, and trading, if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

In addition, if the Common Stock were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

ITEM 2.  Description of Property

The Company's corporate headquarters consist of approximately 16,000 square feet of nondescript office and warehouse space located in an industrial strip mall in Las Vegas, Nevada. This lease is currently set to expire on August 31, 1999. The table provided below lists certain information regarding the Company's other facilities that were in use during 1998.

--------------------- ------------ ------------- -----------  ----------------
                        Square      Type of         Lease        Principal
    Location           Footage     Possession     Expiration      Function
--------------------- ------------ ------------- -----------  ----------------
Atlantic City, NJ        2,000        Lease         09/99        Office
Atlantic City,NJ (1)      N/A         Lease         06/99        Residential
Branson, MO             27,500        Lease         12/98        Theater/Office
Buena Park, CA (2)      27,599        Lease         06/10        Theater
Kissimmee, FL (3)       31,350        Own           N/A          Retail
Kissimmee, FL (4)       18,221        Own           N/A          Theater
Las Vegas, NV (5)       16,000        Lease         08/99        Corporate
                                     Office
Las Vegas, NV (5)        4,668        Lease         03/99        Warehouse
N. Myrtle Beach, SC (6) 15,000        Lease         12/04        Theater/Office
Myrtle Beach, SC (7)    16,171        Own           N/A          Theater/Office
Orlando, FL              3,640        Lease         06/02        Warehouse
Orlando, FL (8)         10,000        Lease         10/00        Office/Bar
Orlando, FL (9)         15,500        Own           N/A          Theater
Toronto, ON              9,410        Lease         02/03        Theater
Toronto, ON                627        Lease         Month-to-
                                                     Month       Office
--------------------- -------------- ------------ ---------- -----------------

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

(3) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of Fort Liberty, Inc.'s ownership is subject to a lien in favor of ICCMIC securing a loan in the principal amount of $2.7 million. The terms of this loan provide for monthly interest payments of $21,938, plus monthly principal amortization of $7,500, commencing April 13, 1999. The loan matures March 16, 2003, at which time the projected loan balance, assuming no prepayments, of $2.2 million will be due and payable. The Company has no present plans for the further development or improvement of the property, beyond ordinary maintenance The property is taxed at an annual rate of ___% and the annual real property taxes on the property are approximately $33,400. Depreciation with respect to the building at the property is taken at a rate of 22,630 under the straight line method over a 30-year estimated life. The occupancy of this mixed-use retail space is approximately 83% and a restaurant tenant occupies approximately 17% of the total square footage of the property on a lease and providing for monthly triple net rent of approximately $7,300. The following is a schedule of the lease expirations at the property for each of the next 10 years (with none with terms beyond 2004:

                           Square Feet      Percent of
Year                       Expiring         Annual Rent       Total Rent

Month to
  Month  Leases
1999                       8,500             21.29            $ 100,420
2000                       4,840             14.52            $  68,520
2001                       3,750             11.26            $  53,120
2002                      11,658             37.27            $ 175,820
2003                         750              3.18            $  15,000
2004                       2,669              7.58            $  35,750
2005                       1,500              4.90            $  23,140

(4) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc. The lease is for a term of 11 years and provides for monthly rent of $89,117, plus taxes and utilities. Fort Liberty, Inc.'s ownership is subject to a lien in favor of ICCMIC securing a loan in the principal amount of $3.9 million. The terms of this loan provide for monthly interest payments of $31,688, plus monthly principal amortization of $10,833, commencing April 13, 1999. The loan matures March 16, 2003, at which time the projected loan balance, assuming no prepayments, of $3.38 million will be due and payable. The Company has no present plans for the further development or improvement of the property, beyond ordinary maintenance The property is taxed at an annual rate of ___% and the annual real property taxes on the property are approximately $65,800. Depreciation with respect to the building at the property is taken at a rate of $26,568 under the straight line method over a 30-year estimated life.

(5) This lease may be terminated at any time after August 31, 1999 by providing written notice of such intention.

(6) This property is subleased to Eddie Miles Entertainment.

(7) This property is owned by On State Theaters. On Stage Theaters leases this property from Surfside Beach, Inc.

(8) On Stage Theaters subleases this property from Blazing Pianos, Inc., a wholly-owned subsidiary of On Stage Theaters. Blazing Pianos, Inc. leases the property from an unrelated third party.

(9) This property is owned by King Henry's, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from King Henry's, Inc. The lease is for a term of 11 years and provides for monthly rent of $67,513, plus taxes and utilities. King Henry's, Inc.'s ownership is subject to a lien in favor of ICCMIC securing a loan in the principal amount of $5 million. The terms of this loan provide for monthly interest payments of $40,625, plus monthly principal amortization of $13,999, commencing April 13, 1999. The loan matures March 16, 2003, at which time the projected loan balance, assuming no prepayments, of $4.33 million will be due and payable. The Company has no present plans for the further development or improvement of the property, beyond ordinary maintenance The property is taxed at an annual rate of ___% and the annual real property taxes on the property are approximately $89,850. Depreciation with respect to the building at the property is taken at a rate of $44,200 under the straight line method over a 30-year estimated life.

The Company believes that its existing facilities are suitable and adequate for its current operations and are adequately .

ITEM 3.  Legal Proceedings

On September 25, 1998, the Company successfully defended a suit filed against it in March 1997 by Benny R. Pittman, a shareholder of Grand Strand Entertainment, Inc. This suit arose out of a dispute relating to the termination of a licensing agreement between the Company and Mr. Pittman and the control of the Company's Legends in Concert production in Surfside Beach, South Carolina. While the Company prevailed on all the counts alleged in the complaint, the Company stipulated to allow an arbitrator to resolve plaintiffs claim for damages in quantum meruit; The plaintiffs claim for damages quantum meruit was resolved by the arbitrator in the favor of the plaintiff for a total of $15,400 in consideration for services provided to the Company by the plaintiff in connection with the opening of the Legends production. While it is the Company's position that any claim Mr. Pittman may have against the Company was fully adjudicated by the arbitrator as mentioned above, the Company has recently been informed that Mr. Pittman filed a complaint in South Carolina against the Company alleging a claim for loss of business opportunities. However, no formal claim has been filed against the Company to date.

On August 20, 1998, a complaint was filed against the Company by the trustee of the United States Bankruptcy Court for the District of Nevada, alleging Breach of Contract, Monies Due and Owing and Turnover of the Property to the Estate. The basis of the complaint stems from the purchase of certain furniture by third party while purporting to be a representative of the Company. The Company believes it has a valid defense for this claim based upon fraud and misrepresentation. The case is currently in the discovery stage of litigation and the matter has been set for trial on May 27, 1999.

On May 28, 1998, Silver State Property Management,  a Nevada corporation,  Roger
A. Bergmann Enterprises, a Nevada corporation, and R.E. Lyle Corp., a Nevada corporation filed a complaint in the Second Judicial District Court of the State of Nevada in and for the County of Washoe alleging, among other things, that John W. Stuart, acting as an agent, Chairman of the Board and Chief Executive Officer of On Stage Entertainment, Inc., breached an alleged oral agreement to purchase the Plaintiff's respective interests in the Legends in Concert production in Hawaii for an aggregate purchase price of $1,000,000. The case is currently in the discovery stage of litigation and the matter has been set for trial on September 20, 1999.

On April 21, 1998, the Company filed a Complaint for Declaratory Relief in the United States District Court for the District of Nevada (the "District Court") against Hemisphere Tour and Travel, Inc., Richard Winokur, Media Corp. of America and Stephen Zadrick. The Company filed this Complaint in order to obtain a declaration by the District Court that the defendants were not entitled to commissions claimed by the defendants in connection with the Company's acquisition of Gedco USA, Inc. The defendants counterclaimed, alleging breach of contract and demanding payment of the disputed commission. This matter has been stayed by the District Court pending settlement negotiations.

In July 1996, an impersonator of Hank Williams, Sr. who performed for the Company, filed suit against the Company in the Circuit Court of Taney County, Missouri. The plaintiff alleges that the Company misappropriated his name, image and likeness for commercial purposes by taking a photograph of him during a performance, reproducing such photograph and publishing it in a Company brochure. The plaintiff is claiming damages in the amount of $2,000,000. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend this action. The Company believes that the alleged appropriation was de minimis and that the plaintiff impliedly consented to the use of his image in the Company's brochure. During discovery, the plaintiff agreed to settle this dispute in favor of the Company and the Company agreed to hire the plaintiff as a consultant for its Branson show. Plaintiff has now repudiated this settlment agreement and the Company has made a motion to compel settlement. This motion is currently pending and trial for this matter has been set for June 7, 1999.

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

ITEM 4.  Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

The Common Stock trades on the SmallCap Market segment of the Nasdaq Stock Market under the symbol "ONST." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.

Period                                       High                Low

Fiscal 1998:
     First Quarter                           5.4375              3.50
     Second Quarter                          5.125               3.625
     Third Quarter                           4.75                1.75
     Fourth Quarter                          2.25                1.18

Fiscal 1997:

     Third Quarter                           5.625               4.50
     Fourth Quarter                          6.50                3.825

As of April 9, 1999 there were 85 holders of record on the Common Stock. On April 12, 1999, the closing sale price of the Common Stock as reported by the Nasdaq stock market was $1.19.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of the Company's 1998 Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference to be filed within 120 days of year-end.

ITEM 7.  Financial Statements and Supplementary Data

The information appearing in the section captioned "Financial Statements" from the portions of the Company's 1998 Annual Report to Stockholders filed as
Exhibit 13 to this Form 10-KSB, are incorporated herein by reference. See "List of Financial Statements" beginning on page F-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information with respect to this Item will be contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

ITEM 12.  Certain Relationships and Related Transactions

Subsequent Events

Notes Payable to Principal Stockholder

On March 4, 1999, the Board of Directors authorized a loan in the principal amount of $100,000 from from John W. Stuart the Company's Chairman, Chief Executive Officer and Principal Stockholder (the "Stuart Loan"). The Stuart Loan is evidenced by a one year promissory note bearing an interest rate of twelve percent (12%) per annum, due on March 3, 2000. In consideration for the Stuart Loan, the Board of Directors approved the issuance of warrants to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share, the market price on the closing date of the Stuart Loan. Additionally, the Company agreed to pay legal fees incurred by Mr. Stuart in connection with this transaction.

On April 5, 1999, Mr. Suart agreed to extend a bridge loan in an aggregate principal amount not to exceed $500,000 to the Company. As of April 15, 1999, the Company had reported $200,000 of hte funds available at a rate of twelve percent (12%) interest per annum. Outstanding unpaid principal and interest are due April 4, 2000. The Company paid an origination fee of five percent (5%) of the principal amount of the loan. Note Receivable from Chief Financial Officer

On April 13, 1999, the Company loaned $63,213 to Kiran Sidhu, the Company's Senior Vice President and Chief Financial Officer, to assist Mr. Sidhu with satisfying personal income taxes incurred as a result of the issuance of 40,532 shares of the Company's Common Stock in accordance with the terms of Mr. Sidhu's employment agreement with the Company (the "Sidhu Note"). The Sidhu Note, which recently matured on April 12, 1999, is secured by Mr. Sidhu's 40,532 shares of the Company's Common Stock. Mr. Sidhu has recently requested that the Company extend the maturity date of the Sidhu Note through to December 31, 1999, due primarily to the fact that he does not have the money to repay the Sidhu Note, coupled with the fact that the Common Stock which secures the repayment of the Sidhu Note is not enough to satisfy the outstanding debt since the Common Stock has declined in value from $5.00 per share when issued, to approximately $1.00 per share as of the maturity date.

Re-Purchase of Common Stock and Resale Interactive Events, Inc.

On February 23, 1999, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Richard S. Kanfer, the Company's former Vice President of Sales ("Kanfer"), pursuant to which the parties agreed to re-convey unwind the November 19996 acquisition by the Company of Interactive Events, Inc., a Georgia corporation ("Interactive Events") owned by Kanfer. The Company agreed under the Agreement to all of the assets of Interactive Events, Inc. to Kanfer, in consideration for the reconveyance by Kanfer of 30,304 shares of the Company's Common Stock valued at $___ per share, a non-plan option to purchase 15,000 shares of the Company's Common Stock and incentive stock options to purchase 19,835 shares of the Company's Common Stock at a price of $____ per share. In addition, the parties agreed to release one other from any liability arising out of the November 1996 acquisition of Interactive Events, Inc. by the Company and any claim relating to Kanfer's subsequent employment with the Company. The Company and Kanfer also entered into a exclusive right of representation agreement in February 1999, pursuant to which the Company granted to Kanfer the right to represent its' Legends production in designated areas in conversion of a portion of the gross proceeds generated thereby.

Information with respect to this Item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 13.  Exhibits & Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except in those situations where the exhibit number was the same as set forth below.

Exhibit
Number   Description

3.1      Articles of Incorporation of the Registrant (1)
3.2      Bylaws of the Registrant (3)
4.1      Specimen stock certificate representing the Common Stock (3)
4.2      Specimen warrant certificate representing the Warrants (3)
4.3      Form of Public Warrant Agreement (3)
4.4      Form of Underwriter's Warrant Agreement (3)
10.1     Employment Agreement between the Registrant and John W. Stuart (1)
10.2     Employment Agreement between the Registrant and David Hope (1)
10.3     Employment Agreement between the Registrant and Kiranjit S. Sidhu (1)
10.4 Confidentiality and Non-Competition Agreement between the Registrant and John W. Stuart (1)
10.5 Confidentiality and Non-Competition Agreement between the Registrant and David Hope (1)
10.6 Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S Sidhu (1)
10.7     Amended and Restated 1996 Stock Option Plan (1)
10.8     Contribution  Agreement between the Registrant and John W. Stuart (1)
10.9     Security and Pledge Agreement between the Registrant and John W.
         Stuart relating to contribution of LVHE shares (1)
10.10 Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE litigation indemnity (1)
10.11 Indemnification Agreement between the Registrant, John W. Stuart and Grand Strand Entertainment, Inc. (1)
10.12 Security and Pledge Agreement between the Registrant and John W. Stuart relating to Grand Strand Entertainment, Inc. litigation indemnity (1)
10.13    Promissory Note to John Stuart dated March 4, 1999+
10.14 Entertainment Production Agreement between the Registrant, Imperial Palace, Inc. and John W. Stuart dated December, 1995 (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.15 Agreement between the Registrant and Bally's Park Place, Inc. dated September 1, 1994 and subsequent renewal letters (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.16 Common Stock Purchase Agreement between Registrant and Interactive Events, Inc. (2) (Exhibit No. 10.18)
10.17 (a) Show Production Agreement between the Registrant and Kurz Management (3) (Exhibit No. 10.19)
10.18 Portions of 1998 Annual Report to Stockholders+ 10.19 Promissory Note to John Stuart dated April 5, 1999+ 10.20 First Security Bank Agreement+
10.21    Common Stock Purchase Agreement with Whale Securities dated
         December 1998+
10.22 Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer+
13 Management's Discussion and Analysis of Financial Condition and Results of Operations; Report on Audited Consolidated Financial Statements For the Years Ended December 31, 1997 and 1998
21       Subsidiaries of the Registrant+
27       Financial Data Schedule+
------------------
+    Filed herewith.
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 on April 7, 1997 (Registration No. 333-24681).
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 on June 3, 1997(Registration No. 333-24681)
(3) Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 on August 6,1997 (Registration No. 333-24681)
(4)  Reports on Form 8-K

Reports on Form 8-K were filed by the Company on October 6, 1998 and on November 16, 1998. The reports contained information regarding the Company's Country Tonight and Proforma Gedco, respectively and contained the following financial statements:

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ON STAGE ENTERTAINMENT, INC.
                                    (Registrant)


Dated: April 15, 1999               By: /s/ John W. Stuart
                                        -----------------------------
                                        John W. Stuart, Chairman of the Board
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Title                            Date
     -----------                   -------                         --------

/s/ John W. Stuart       Chairman and Chief Executive         April 15, 1999
---------------------    Officer and Director
John W. Stuart           (principal executive officer)


/s/ David Hope           President, Chief Operating           April 15, 1999
---------------------    Officer and Director
David Hope


/s/ Kiranjit S. Sidhu    Chief Financial Officer (principal   April 15, 1999
---------------------    financial and accounting officer)
Kiranjit S. Sidhu        and Treasurer


/s/ Mel Woods            Director                             April 15, 1999
---------------------
Mel Woods


                         Director
---------------------
Mark S. Karlan


/s/ Matthew Gohd         Director                             April 15, 1999
---------------------
Matthew Gohd


/s/ James L. Nederlander Director                             April 15, 1999
-----------------------
James L. Nederlander


                         Director
----------------------
Mark Tratos