Form 10QSB/A
period 1998-09-30
ON STAGE ENTERTAINMENT INC
filed 1999-04-28
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB/A No. 2


(Mark One) [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

[ ]Transition report under Section 13 or 15 (d) of the Exchange Act For the Transition period from ________ to __________ Commission file number 0-92402


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
                                        ==============     =============

                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                Nine months ended
                                                  September 30,
                                             1997              1998
                                          (Unaudited)       (Unaudited)
                                          ------------------------------


Cash flows from operating activities
  Net loss............................    $  (959,577)      $   (818,842)
                                          ------------       ------------
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization .....        511,990            773,203
Interest paid in Common Stock ........        194,228                 --
Issuance of Common Stock to CFO.......        162,129                 --
     Non-cash interest ...............        444,000                 --
     Forgiveness of note receivable
     from stockholder ................        221,521                 --
     Increase (decrease) from changes
     in operating assets and
     liabilities......................             --                 --
     Accounts receivable .............       (184,334)          (738,911)
     Inventory .......................        (23,008)            11,053
     Deposits ........................       (231,078)          (113,152)
     Pre-opening costs ...............       (452,131)        (1,071,557)
     Prepaid and other assets.........       (296,728)           (29,832)
     Accounts payable and accrued
       expenses.......................        182,329             89,692
     Accrued Payroll and other
       liabilities ...................         21,726            940,183
     Litigation settlement accrual....       (100,000)                --
                                         -------------       ------------
   Total adjustments .................        450,644           (139,231)
                                         -------------       ------------
Net cash  used in operating
  activities..........................       (508,933)          (958,173)
                                         -------------       ------------
Cash  investing activities
  Advances on note receivable from
  stockholder.........................       (221,521)            82,582
  Capital expenditures ...............       (506,235)          (886,424)
  Direct acquisition costs ...........             --            678,844
  Payment for acquisitions, less cash
   received ..........................             --        (14,602,829)
                                         -------------      -------------
Net cash  used in investing
 activities ..........................       (727,756)       (14,727,827)
                                         -------------      -------------

Cash used in financing activities:
  Borrowing  under line of credit.....             --          1,000,000
Proceeds from long-term borrowing.....             --         13,727,237
  Repayments on long-term borrowing...       (750,000)          (581,426)
   Proceeds from bridge notes ........        875,000                 --
     Payments of bridge notes ........       (875,000)                --
     Net proceeds from sale of
     common stock and warrants .......      5,289,215                 --
                                         -------------     --------------
Net cash provided by financing
  activities .........................      4,539,215         14,145,811
                                         -------------     --------------
Net increase in cash and cash
  equivalents.........................      3,302,526         (1,540,189)
                                         -------------     --------------
Cash and cash equivalents at
  beginning of period.................        290,751          2,323,559
                                         ------------      --------------
Cash and cash equivalents at end
  of period ..........................      3,593,277            783,370
                                         ============      ==============

Supplemental disclosure of cash flow information Cash paid during the period for:

  Interest ...........................   $    218,879       $    675,984
  Taxes ..............................   $      5,963       $     11,313
                                         ============      =============

Supplemental schedule of non-cash investing and financing activities During the nine months ended September 30, 1997 and 1998, $704,000 and $1,082,236 of lease assets and other obligations, principally pre-opening costs, were capitalized, respectively.

In connection with mortgage financing related to the Gedco Acquisition (as defined in Note 5 of Part I), the Company issued 575,000 warrants to purchase the Company's Common Stock to the lender and an affiliate of the lender, which were valued at $500,000 and accounted for as an original issue discount.
                                       7

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

The components of the purchase price and its allocation to the assets and liabilities are as follows:

Purchase Price:
Liabilities assumed .....................................    $   986,044
Issuance of 595,238 restricted shares of common stock....      2,500,000
                                                            ------------
                                                               3,486,044
Cost of acquisition incurred.............................      1,645,874
Cash paid................................................     11,500,000
                                                            ------------
                                                             $16,631,918
                                                            ============
                                       10

Cash paid for the purchase of Gedco, USA, Inc. Net of cash received is as follows:

Cash paid to sellers ....................................    $11,500,000
Acquisition costs........................................      1,645,874
                                                            -------------
                                                              13,145,874
Less cash received.......................................       (383,444)
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


Cash....................................................    $   383,444
Inventory...............................................        120,084
Prepaid Expenses........................................        157,516
Land....................................................     11,275,507
Building................................................      3,214,740
Equipment...............................................        730,627
Deferred financing acquisition expenses.................        750,000
                                                            ------------
Deferred financing acquisition expenses ................    $16,631,918
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

The Company funded the cash portion of the purchase price and transaction fees and expenses with $1,100,000 million of mortgage financing from ICCMIC.
                                       12

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

Time Percent Year 2000 Initiatives Table Complete
Initial IT system identification........................... 2/98 - 10/98 100%
Initial IT system assessment............................... 2/98 - 11/98 95%
Remediation and testing regarding central system issues.... 2/98 - 6/99  15%
                                       14

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

Results of Operations

The following table sets forth, the results of operations by the Company for the period indicated:


                     Three Months Ended September 30, 1997
          ----------------------------------------------------------
                         Casinos        Events     Merchandise    Theaters
-----------------      ----------      --------    -----------    ----------
Net revenues........   $1,736,111    $ 568,899    $  165,761     $2,599,956
Cost of revenues....    1,073,185      284,816        43,008      2,028,898
                       ----------      --------    -----------    ----------
Gross profit........      662,926      284,083       122,753        571,058
Selling, general
 & administrative...       86,391      142,448           665        127,524
Depreciation &
 amortization.......       33,844          597            --        118,596
                       ----------     ---------    -----------    ----------
Operating income(loss)    542,691      141,038       122,088      1,130,755
Interest expense(net)          --          (31)            --           (31)
                       ----------     ---------    -----------    ----------
Net income (loss)
 before income taxes.     542,691      141,069        122,088       324,938
Income taxes.........          --        1,306             --            --
                       ==========     =========    ===========    ==========
Net income (loss)       $ 542,691     $139,763     $  122,088    $  324,938



                     Three Months Ended September 30, 1997
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------    -----------    ------------
Net revenues........   $5,070,727    $      --    $        --     $5,070,727
Cost of revenues....    3,429,907       40,905             --      3,470,812
                       ----------      --------    -----------    ----------
Gross profit........    1,640,820      (40,905)            --      1,599,915
Selling, general
 & administrative...      357,028       15,751      1,002,546      1,375,325
Depreciation &
 amortization.......      153,037           --        129,670        282,707
                       ----------     ---------    -----------    ----------
Operating income(loss)  1,130,755      (56,656)    (1,132,216)       (58,117)
Interest expense(net)         (31)          --        681,115        681,084
                       ----------     ---------    -----------    ----------
Net income (loss)
 before income taxes.   1,130,755      (56,656)    (1,813,331)      (731,201)
Income taxes.........       1,306           --          2,338          3,644
                       ==========     =========    ===========    ==========
Net income (loss)      $1,129,480     $(56,656)   $(1,815,669)    $ (742,845)

                      Three Months Ended September 30, 1998
          ----------------------------------------------------------
                         Casinos        Events     Merchandise    Theaters
-----------------      ----------      --------    -----------    ----------
Net revenues........   $1,355,908    $ 774,688    $  785,830     $5,143,243
Cost of revenues....      908,706      529,616       467,911      4,095,460
                       ----------      --------    -----------    ----------
Gross profit........      447,202      245,072       317,919      1,047,783
Selling, general
 & administrative...       40,506      216,655            --        327,932
Depreciation &
 amortization.......       90,507       12,646         1,565        517,461
                       ----------     ---------    -----------    ----------
Operating income(loss)    316,189       15,771       316,354        202,930
Interest expense(net)          --          (3)            75        255,655
                       ----------     ---------    -----------    ----------
Other
income.........                                                      (1,383)
Net income (loss)
 before income taxes.     316,189       15,774       316,279        (51,882)
Income taxes.........          --           --            --             --
                       ==========     =========    ===========    ==========
Net income (loss)      $  316,189     $ 15,774     $ 316,279      $ (51,882)



                     Three Months Ended September 30, 1998
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------     ----------    ------------
Net revenues........   $8,059,669   $      --      $       --     $8,059,669
Cost of revenues....    6,001,693       49,724             --      6,051,417
                       ----------      --------    -----------    ----------
Gross profit........    2,057,976      (49,724)            --      2,008,252
Selling, general
 & administrative...      585,093      112,736        573,526      1,271,355
Depreciation &
 amortization.......      662,179       22,265         46,113        690,557
                       ----------     ---------    -----------    ----------
Operating income(loss)    850,704     (184,725)      (619,639)        46,340
Interest expense(net)     255,727           --         58,966        314,693
                       ----------     ---------    -----------    ----------
Other income.........     (1,383)                                     (1,383)
Net income (loss)
 before income taxes.     596,360     (184,725)      (678,605)      (266,970)
Income taxes.........          --           --         10,058         10,058
                       ==========     =========    ===========    ==========
Net income (loss)      $ (596,360)   $(184,725)    $ (688,663)    $ (277,028)

Results of Operations

The following tables set forth, the results of operations by the Company for the period indicated:



                      Nine Months Ended September 30, 1997
           ----------------------------------------------------------
                         Casinos        Events     Merchandise    Theaters
-----------------      ----------     ----------   -----------    ----------
Net revenues........   $5,068,327     $1,707,262    $  319,672    $4,673,928
Cost of revenues....    3,058,872      1,047,288        82,986     3,653,376
                       ----------     ----------   -----------    ----------
Gross profit........    2,009,455        659,974       236,686     1,020,552
Selling, general
 & administrative...      228,681        447,893           665       226,379
Depreciation &
 amortization.......      102,133            745            --       132,560
                       ----------     ----------    -----------    ----------
Operating income(loss)  1,678,641        211,336       236,021       661,613
Interest expense(net)          --           (277)           --            --
                       ----------     ----------    -----------    ----------
Net income (loss)
 before income taxes.   1,678,641        211,613       236,021       661,613
Income taxes.........          --          3,029            --            --
                       ==========     ==========    ===========    ==========
Net income (loss)      $1,678,641     $  208,584    $  236,021     $ 661,613



                     Nine Months Ended September 30, 1997
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------    -----------    ------------
Net revenues........  $11,769,189    $      --     $       --    $11,769,189
Cost of revenues....    7,842,522      101,042             --      7,943,564
                       ----------      --------    -----------    ----------
Gross profit........    3,926,667     (101,042)            --      3,825,625
Selling, general
 & administrative...      903,618       51,780      2,366,930      3,322,328
Depreciation &
 amortization.......      235,438           --        366,378        601,816
                       ----------     ---------    -----------    ----------
Operating income(loss)  2,787,611     (152,822)    (2,733,308)       (98,519)
Interest expense(net)        (277)          --        855,372        855,095
                       ----------     ---------    -----------    ----------
Net income (loss)
 before income taxes.   2,787,888     (152,822)    (2,733,308)      (953,614)
Income taxes.........       3,029           --          2,934          5,963
                       ==========     =========    ===========    ==========
Net income (loss)      $2,784,859    $(152,822)   $(3,591,614)    $ (959,577)

                      Nine Months Ended September 30, 1998
          ----------------------------------------------------------
                         Casinos        Events     Merchandise    Theaters
-----------------      ----------     ----------   -----------    ----------
Net revenues........   $4,415,580     $2,184,450   $ 1,001,519   $14,908,072
Cost of revenues....    2,913,506      1,434,141       541,171    11,908,301
                       ----------     ----------   -----------    ----------
Gross profit........    1,502,074        750,309       460,348     2,999,771
Selling, general
 & administrative...      138,336        633,795         4,702     1,370,436
Depreciation &
 amortization.......      172,174         27,027         3,809       772,355
                       ----------     ----------    -----------    ----------
Operating income(loss)  1,191,564         89,487       451,837       856,980
Interest expense(net)          --           (36)            75       594,826
                       ----------     ----------    -----------    ----------
Other income.........
Subsidiary operations
 for period not owned.                                               366,516
Net income (loss)
 before income taxes.   1,191,564         89,523       451,762      (104,362)
Income taxes.........          --             --            --            --
                       ==========     ==========    ===========    ==========
Net income (loss)      $1,191,564     $   89,523    $  451,762     $(104,362)


                     Nine Months Ended September 30, 1998
          ----------------------------------------------------------
                       Sub-Total
                       Operating                                   Total
                      Corporations   Production        OSE        Consolidated
-----------------     ------------   ----------     ----------    ------------
Net revenues........  $22,509,621   $        --    $       --     $ 22,509,621
Cost of revenues....   16,797,119       175,984            --       16,973,103
                       ----------      --------    -----------    ------------
Gross profit........    5,712,502      (175,984)            --       5,536,518
Selling, general
 & administrative...    2,147,269      121,144      1,824,017        4,092,430
Depreciation &
 amortization.......      975,365       22,324        211,428        1,209,117
                       ----------     ---------    -----------    ------------
Operating income(loss)  2,589,868     (319,452)    (2,035,445)         234,971
Interest expense(net)     594,865           --         81,119          675,984
                       ----------     ---------    -----------    ------------
Other income.........
Subsidiary operations
 for period not owned.    366,516                                      366,516
Net income (loss)
 before income taxes.   1,628,487      (319,452)    (2,116,564)       (807,529)
Income taxes.........          --           --          11,313          11,313
                       ==========     =========    ===========     ===========
Net income (loss)      $1,628,487    $ (319,452)   $(2,127,877)    $  (818,842)

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

At September 30, 1997, the Company had working capital of approximately $4,127,000, primarily attributable from proceeds of the sale of common stock. At September 30, 1998, the Company had a working capital deficit of approximately $887,031, primarily attributable to the pre-opening costs of new shows.
                                       23

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


                                        ON STAGE ENTERTAINMENT, INC.


Date: April 27, 1999                   /s/ John W. Stuart
                                       -----------------------------------------
                                       John W Stuart, Chairman and
                                       Chief Executive Officer




Date: April 27, 1999                  /s/ Kiranjit S. Sidhu
                                      ------------------------------------------
                                      Kiranjit S. Sidhu, Senior Vice President
                                      Finance and Administration, and Chief
                                      Financial Officer