Form 10KSB/A
period 1998-12-31
ON STAGE ENTERTAINMENT INC
filed 1999-04-30
CIK 1035514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20450
                              FORM 10-KSB/A No. 1

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 or

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


The number of shares of the registrant's common stock outstanding as of April 12, 1999 was 7,572,046.


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

                               TABLE OF CONTENTS

                                                            Page No.
                                                            --------

PART I...................................................     1

Item 1.  Description of Business.........................     2
Item 2.  Description of Property.........................     23
Item 3.  Legal Proceedings...............................     25
Item 4.  Submission of Matters to a Vote of
          Security Holders...............................     27

PART II..................................................     27

Item 5.  Market for Common Equity and Related
          Stockholder Matters.............................    27
Item 6.  Management's Discussion and Analysis
          or Plan of Operation............................    27
Item 7.  Financial Statements.............................    27
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........    27

PART III..................................................    28

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons, Compliance with Section
          16(a) of the Exchange Act........................   28
Item 10. Executive Compensation............................   30
Item 11. Security Ownership of Certain Beneficial
          Owners and Management............................   32
Item 12. Certain Relationships and Related Transactions....   34
Item 13. Exhibits, and Reports on Form 8-K.................   36

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

PRODUCTION ECONOMICS


Most financial structures for theatrical productions in theaters in resort and urban markets and in larger casinos are based on the "four-wall" method of expense and revenue allocation between the producer and the client, while those produced for clients, such as smaller casinos, corporations, fairs, cruise lines and theme parks, are typically "contracted productions" as those produced for a fixed or "guaranteed" fee.


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

Intellectual Property


The Company has filed the following intellectual property marks:


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

Mortgage Financing Commitment

On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC") agreed to provide up to $20,000,000 of mortgage financing to the Company. On the same date, the Company used $12,500,000 of said facility to fund the cash portion of the Gedco Acquisition and related fees. The Company subsequently used $1,100,000 on June 30, 1998 to fund the cash portion of the Calvin Gilmore Acquisition and $550,000 on October 7, 1998 for its its working capital needs. Concurrently with the ICCMIC financing, Mark Karlan, the President of ICCMIC, was named a member of the Company's Board of Directors, filling a vacancy created by the resignation of Kenneth Berg. The Company made its January, February and March 1999 payments after the due date for such payments. As a result of such delinquencies, the Company incurred late charges and default interest, which the Company has not paid. The Company is in default under the ICCMIC facility and is unable to borrow additional funds under such facility. As of April 14, 1999, the Company had not made its payment to ICCMIC due April 1, 1999. The Company is currently negotiating with ICCMIC to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to certain other defaults under the facility, including a breach of certain debt service coverage ratio warrants by the Company.

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


Reliance on Principal Production Venues; Contractual Arrangements. The Company anticipates that it will continue to rely upon its five current largest revenue producing show sites, including, its resident Legends productions in Las Vegas, Nevada, Branson, Missouri and Myrtle Beach, South Carolina, as well as its King Henry's Dinner Theater in Orlando Florida, Wild Bills Dinner Theater in Buena Park, California and Wild Bills Dinner in Kissimmee, Florida, for the substantial majority of its revenues. The loss of all or a substantial portion of the business resulting from these relationships would have a material adverse effect on the Company's business, financial condition and results of operations.




Need for Additional Financing. The Company's cash, cash equivalent balances and anticipated revenues from operations will not be sufficient to fund its current operators or to service its substantial indebtedness under existing credit facilities. The Company must obtain alternative additional sources of financing in order to avoid foreclosure under its existing credit facilities. There can be no assurance that such funds will be available to the Company and will not be exhausted prior to the satisfaction of the Company's commitments under the existing credit facilities or the implementation of its growth strategy. The Company has no current arrangements with respect to, or potential sources of, additional financing, and any inability to obtain such financing could cause the Company to curtail, delay or eliminate present or anticipated productions, or to fund such productions through arrangements with third parties that may require the Company to relinquish rights to substantial portions of its revenues, which may result in the foreclosure of its existing credit facilities.

Risks Associated with Proposed Acquisition Strategy. As part of its expansion plans if the Company is able to pursue them, the Company intends to pursue strategic acquisitions of, or joint ventures with, independent production companies, and to market its brand name products to the established customer bases of any such acquired companies, in order to increase its revenues and market share. In addition, the Company intends to acquire additional established, brand-name shows which it believes have the potential to be successful in new markets. The Company has planned to enter into such arrangements on a shared revenue and/or profit basis and to make such acquisitions through limited equity distributions rather than through cash payments or investments. Nonetheless, there may, in the future, be attractive acquisition candidates for which cash funding is the Company's only choice, in which case, any such acquisitions may be contingent upon the Company acquiring additional financing. There can be no assurance that the Company will be able to acquire such financing or, even with additional financing, that it will be able to acquire acceptable production companies or shows, nor can there be any assurance that the Company will be able to enter into beneficial joint ventures, on commercially reasonable terms or in a timely manner. Furthermore, the Company can provide no assurance that any acquired customer bases will be receptive On Stage's productions or that the Company will be able to successfully develop any acquired shows. To the extent the Company does effect an acquisition or joint venture, there can be no assurance that the Company will be able to successfully integrate into its operations any business or productions which it may acquire. Any inability to do so, particularly in instances in which the Company has made significant capital investments, could have a material adverse effect on the Company. In addition, there can be no assurance that any acquired business will increase the revenues and/or market share of the Company or otherwise improve the financial condition of the Company.


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

Availability of Talent. The Company's future success will depend largely upon its ability to attract and retain personnel sufficiently trained in performing arts and theatrical production, including singers, dancers, musicians, choreographers and technical personnel. The Company maintains rigorous standards with respect to the abilities and level of experience of such personnel in order to ensure consistency, quality and professionalism in its productions, which may make it more difficult for the Company to obtain qualified personnel. Moreover, any such difficulty is compounded by the fact that Legends, the Company's flagship production, features impersonators of past and present superstar vocalists. Because such headline performers must look, sound and act like specific celebrities, the pool of performers from which the Company can choose is significantly reduced. In addition, while the Company's musicians, singers, dancers and production personnel are generally employees of the Company, its headline acts are independent contractors who enter into new contracts with the Company for each new show or venue in which they perform. The Company does not maintain any long-term contracts with its performers. The Company will need to hire additional performers and production technicians as it continues to open new productions, as well as to supplement personnel in its existing productions. The Company's inability to attract and retain such personnel, for either new or existing productions, could have a material adverse effect on the Company's expansion plans, business, financial condition and results of operations. See "Business -- Talent."

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


(3) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of Fort Liberty, Inc.'s ownership is subject to a lien in favor of ICCMIC securing a loan in the principal amount of $2.7 million. The terms of this loan provide for monthly interest payments of $21,938, plus monthly principal amortization of $7,500, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $2,676,199 million will be due and payable. The Company has no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $33,400. Depreciation with respect to the building at the property is taken at a rate of $22,630 per year under the straight line method over a 30-year estimated life. The occupancy of this mixed-use retail space is approximately 83% and a restaurant tenant occupies approximately 17% of the total square footage of the property on a lease and providing for monthly triple net rent of approximately $7,300. The following is a schedule of the lease expirations at the property for each of the next 10 years (with none with terms beyond 2004:

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


(4) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc. The lease is for a term of 11 years and provides for monthly rent of $89,117, plus taxes and utilities. Fort Liberty, Inc.'s ownership is subject to a lien in favor of ICCMIC securing a loan in the principal amount of $3.9 million. The terms of this loan provide for monthly interest payments of $31,688, plus monthly principal amortization of $10,833, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $3,856,620 million will be due and payable. The Company has no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $65,800. Depreciation with respect to the building at the property is taken at a rate of $26,568 per year under the straight line method over a 30-year estimated life.


(5) This lease may be terminated at any time after August 31, 1999 by providing written notice of such intention.

(6) This property is subleased to Eddie Miles Entertainment.


(7) This property is owned by On Stage Theaters, Inc. On Stage Theaters leases this property from On Stage Theaters Surfside Beach, Inc.

(8) On Stage Theaters subleases this property from Blazing Pianos, Inc., a wholly-owned subsidiary of On Stage Theaters. Blazing Pianos, Inc. leases the property from an unrelated third party.


(9) This property is owned by King Henry's, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from King Henry's, Inc. The lease is for a term of 11 years and provides for monthly rent of $67,513, plus taxes and utilities. King Henry's, Inc.'s ownership is subject to a lien in favor of ICCMIC securing a loan in the principal amount of $5 million. The terms of this loan provide for monthly interest payments of $40,625, plus monthly principal amortization of $13,999, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $4.33 million will be due and payable. The Company has no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $89,850. Depreciation with respect to the building at the property is taken at a rate of $44,201 under the straight line method over a 30-year estimated life.


The Company believes that its existing facilities are suitable and adequate for its current operations and are adequately .

ITEM 3.  Legal Proceedings


On September 25, 1998, the Company successfully defended a suit filed against it in March 1997 by Benny R. Pittman, a shareholder of Grand Strand Entertainment, Inc. This suit arose out of a dispute relating to the termination of a licensing agreement between the Company and Mr. Pittman and the control of the Company's Legends in Concert production in Surfside Beach, South Carolina. While the Company prevailed on all the counts alleged in the complaint, the Company stipulated to allow an arbitrator to resolve plaintiffs claim for damages in quantum meruit. The plaintiffs claim for damages quantum meruit was resolved by the arbitrator in the favor of the plaintiff for a total of $15,400 in consideration for services provided to the Company by the plaintiff in connection with the opening of the Legends production. While it is the Company's position that any claim Mr. Pittman may have against the Company was fully adjudicated by the arbitrator as mentioned above, the Company has recently been informed that Mr. Pittman intends to file a complaint in South Carolina against the Company alleging a claim for loss of business opportunities. However, no formal claim has been filed against the Company to date.

On August 20, 1998, a complaint was filed against the Company by the trustee of the United States Bankruptcy Court for the District of Nevada, alleging Breach of Contract, Monies Due and Owing and Turnover of the Property to the Estate. The basis of the complaint stems from the purchase of certain furniture by a third party while purporting to be a representative of the Company. The Company believes it has a valid defense for this claim based upon fraud and misrepresentation. The case is currently in the discovery stage of litigation and the matter has been set for trial on May 27, 1999.


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

ITEM 6.  Management's Discussion and Analysis or Plan of Operation


The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of the Company's 1998 Annual Report to Stockholders, filed as Exhibit 10.10 to the Form 10-KSB, is incorporated herein by reference.


ITEM 7.  Financial Statements and Supplementary Data

The information appearing in the section captioned "Financial Statements" from the portions of the Company's 1998 Annual Report to Stockholders filed as
Exhibit 10.10 to this Form 10-KSB, are incorporated herein by reference. See "List of Financial Statements" beginning on page F-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The following sets forth biographical information about each of On Stage's director and executive officers who served during 1998 or who are presently serving in such capacities.

Name                            Age    Position

John W. Stuart...............   56     Chairman and Chief Executive Officer
David Hope...................   40     President and Chief Operating Officer
Kiranjit S. Sidhu............   34     Senior Vice President, Chief
                                       Financial Officer and Treasurer
Christopher R. Grobl.........   31     General Counsel and Secretary
James L. Nederlander.........   38     Director
Mark Tratos..................   46     Director
Mel Woods....................   47     Director
Matthew Gohd.................   43     Director

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

Kiranjit S. Sidhu has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since joining On Stage in August 1995. Prior to joining On Stage, Mr. Sidhu served as Chief Financial Officer and Corporate Secretary for Aspen Technologies, a computer peripheral manufacturer, from July 1994 to July 1995. From January 1993 to June 1994, Mr. Sidhu served as President and a director for Aspen Peripherals, a computer peripheral reseller. From February 1992 to June 1993, Mr. Sidhu served as a financial consultant to ITC. From January 1992 to July 1993, Mr. Sidhu served as Vice President of Finance and a director for Nuvo Holdings of America, a computer peripheral manufacturer. Mr. Sidhu holds a Masters of Business Administration from the Wharton School of Business and a Bachelor of Arts in Computer Science from Brown University.

On April 16, 1999, Mr. Sidhu agreed to restructure his current employment agreement with On Stage in an attempt to assist On Stage with facilitating its restructuring plan. Pursuant to the terms of his employment restructuring, Mr. Sidhu and On Stage entered a new employment agreement under which he will be an "at-will" consultant.

Christopher R. Grobl has been the General Counsel and Secretary of On Stage since November 1994. Mr. Grobl received a Bachelor of Arts in 1990 from the University of Illinois and a Juris Doctor in 1994 from the John Marshall Law School in Chicago, Illinois.

James L. Nederlander has been a director of On Stage since August 1996. He has also been the Chairman of the Nederlander Producing Company of America, a producer of live entertainment shows, since August 1996 and prior to such time, commencing in 1980, he was Executive Vice President of such organization.

Mark Tratos has been a director of On Stage since March 1997. Mr. Tratos has been the managing partner of the law firm Quirk & Tratos of Las Vegas, Nevada since 1983. He received his J.D. from Lewis and Clark Law School in 1979. Since 1982, Mr. Tratos has also served as a member of the adjunct faculty of the University of Nevada Las Vegas teaching a variety of subjects in the areas of fine and performing arts and entertainment and business law.

Mel Woods has been a director of On Stage since July 1998. Mr. Woods is the President and Chief Operating Officer of Fox Family Worldwide, Inc., Saban Entertainment's parent company since 1997. Mr. Woods was the Chief Financial Officer and Senior Vice President of DIC Enterprises.

Matthew Gohd has been a director of On Stage since September 1998. Mr. Gohd is currently a Senior Managing director at Whale Securities Co., LP., On Stage's underwriter. Mr. Gohd has over 20 years in the securities field working in various companies in industries such as retail, technology, healthcare and consumer finance.

Directors Resigning During 1998 and 1999

Four directors resigned during 1998 and 1999, Kenneth Berg, Nelson Foster, Jules Haimovitz and Mark S. Karlan. Mr. Berg resigned on January 21, 1998, Mr. Foster resigned on June 26, 1998, Mr. Haimovitz resigned on September 8, 1998 and Mr. Karlan resigned on April 16, 1999. Mr. Karlan is the President, Chief Executive Officer and a director of Imperial Credit Commercial Mortgage Investment Corp., a publicly traded real estate investment trust since July 1997. Mr. Karlan resigned following On Stage's default in its loans from Imperial Credit.


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of the copies of Forms 3, 4 and 5 received by On Stage or of written representations from officers, directors and other persons required to report under Section 16(a) of the Securities Exchange Act of 1934 initial or changes in beneficial ownership of On Stage common stock, we believe that all the reporting persons complied with the applicable filing requirements of Section 16(a) for 1998.

Executive Bonus Plan

In March 1997, On Stage implemented a three-year executive bonus plan, which is administered by the compensation committee. Under the executive bonus plan, an annual bonus pool of up to 5% of On Stage's audited pre-tax earnings, after non-recurring charges, such as original issue discount, compensation and interest expense charges and excluding extraordinary items, may be established for distribution at the discretion of the board of directors, to On Stage's executive officers (other than Mr. Stuart, who is not eligible for bonuses under the plan) in 1999 and 2000, provided that On Stage achieves at least minimum pre-tax earnings as calculated under the for the respective preceding fiscal year as follows:

                       Year              Minimum Pre-Tax Earnings
                      -------     -----------------------------------
                        1998                $5,000,000
                        1999                $8,700,000

The terms of the executive bonus plan, including the minimum pre-tax earnings requirements set forth above, were determined by negotiations between On Stage and the underwriter of our initial public offering, and should not be construed to imply or predict any future earnings.

Compensation of Directors

Directors currently are not paid a fee for their services, but are reimbursed for all reasonable expenses incurred in attending board meetings. In addition, each non-employee director will receive options to purchase an aggregate of 10,000 shares of common stock each year that the director serves as such a director, partially contingent upon the director's attendance at the four scheduled board of directors meetings during the year of grant. One-quarter of the annual option grant will vest as of each of the grant year's first three scheduled meetings and the remainder of the option grant will vest at the fourth scheduled meeting; provided, in the latter case, that the director has attended all four of that grant year's scheduled board meetings. In 1998, On Stage granted each Director 10,000 stock options at $1.50 strike price as consideration for the excessive time and energy the board spent on company issues during 1998.

ITEM 10.  Executive Compensation

                         Executive Compensation


                                                Annual                Long Term
                                              Compensation           Compensation
                                              ------------           ------------
                                                                     Securities
                                                      Other Annual    Underlying    All Other
Name and Principal Position   Year    Salary   Bonus  Compensation   Options/SAR   Compensation
---------------------------   ----    -------  ------ -------------  ----------    ------------

John W. Stuart.............   1998   $250,000     -       35,869(1)     75,000            -
 Chairman and Chief           1997   $259,615     -       38,321(2)        -          239,398(3)
 Executive Officer

David Hope.................   1998   $207,308     -       19,578(4)     50,000            -
 President and Chief          1997   $221,461  $37,865    19,578(5)        -              -
 Operating Officer

Kiran Sidhu................   1998   $157,385     -       14,993(6)     30,000            -
 Senior Vice President        1997   $161,596 $162,129(8) 17,215(7)     85,000            -
 Chief Finanical Officer
 and Treasurer

Gerard O' Riordan..........   1998   $106,664     -        14,424(9)       -              -
 President-On Stage Theaters  1997       -        -           -            -              -

Richard Kanfer.............   1998   $109,154     -        14,791(10)   15,165            -
 Vice President- Sales        1997   $115,769     -        10,560(11)      -              -

Gary Panter................   1998   $102,370     -        13,627(12)   21,439         10,595(14)
 Senior Vice President        1997   $101,400     -        13,909(13)   10,389            -
 Operations

(1) Represents $11,971 unused vacation time accrued but not paid, and $23,898 of car and health allowances accrued of which $14,895 was paid in 1998. Does not include $149,686 of rent accrued for the Warwick Leases of which $76,028 was paid in 1998.

(2) Represents $14,423 unused vacation time accrued but not paid,and $23,898 of car and health allowances paid in 1997. Does not include $150,686 of rent for the Warwick Leases paid in 1997.

(3) Includes $221,500 in compensation as a result of forgivness of certain indebtedness owed by Mr. Stuart to On Stage and payment of $17,898 of unused vacation time carried forward from prior years.

(4) Represents $6,346 unused vacation time accrued but not paid, and $13,232 of car and health allowances accrued of which $9,732 was paid in 1998.

(5) Represents $6,346 unused vacation time accrued but not paid, and $13,232 of car and health allowances accrued paid in 1997.

(6) Represents $5,393 unused vacation time accrued but not paid, and $9,600 of car and health allowances accrued of which $6,100 was paid in 1998.

(7) Represents $7,615 unused vacation time accrued but not paid, and $9,600 of car and health allowances paid in 1997.

(8) Represents the fair market value of the issuance of 40,532 shares of common stock as incentive compensation pursuant to his employment agreement.

(9) Represents $14,424 of car and health allowances paid in 1998.

(10)Represents $4,231 unused vacation time accrued but not paid, and $10,560 of car and health allowances accrued of which $7,560 was paid in 1998.

(11)Represents  $10,560 of car and health allowances paid in 1997.

(12)Represents $3,238 unused vacation time accrued but not paid, and $10,389 of car and health allowances accrued of which $8,639 was paid in 1998 and $11,050 of housing allowance payments.

(13)Represents $3,520 unused vacation time accrued but not paid, and $10,389 of car and health allowances was paid in 1997.

(14)Represents $10,595 non-recurring relocation-related expenses.


Option Grants. There were no grants of stock options to the persons named in the Summary Compensation Table during the year ended December 31, 1998

                         Option Grant in Last Fiscal Year

                                         Percent                                        Value at
                                           of                                           Assumed Annual
                                        Options/SARS                                    Rates of Stock
                                          Granted                                      Price Application
Name and Principal             Options  to Employees       Exercise  Expire   Potential    Value
Position                       Granted  in Fiscal Year      Price     Date    5%           10%
--------------------           -------- --------------      --------  ------  -------     --------
John W. Stuart................  75,000      21%             $ 4.38     6/03   $418,780    $528,449
 Chairman and Chief
 Executive Officer

David Hope...................   50,000      14%             $1.50      6/03   $95,721     $120,788
 President and Chief
 Operating Officer

Kiran Sidhu..................   30,000(2)    9%             $1.50      9/03   $57,433     $ 72,473
 Senior Vice President
 Chief Financial Officer
 and Treasurer

Gerard O' Riordan............      -(1)      0%               -          -       -             -
 President, On Stage
 Theaters

Richard Kanfer...............   15,165       4%             $1.50       9/03  $29,032     $ 36,635
 Vice President-Sales

Gary Panter..................   12,500       4%             $1.50       9/03  $23,930     $ 30,197
 Senior Vice President of
 Operations

Barbara Lindquist............   28,000       8%             $1.50       9/03  $53,604     $ 67,641
 Vice President Merchandising

(1) Excludes 180,000 warrants granted in connection with the Gedco Acquisition.
(2) Mr. Sidhu's options were subsequently cancelled.

Option Exercise and Fiscal Year-End Option Values. The following table summarizes option exercises during 1998 and the value of vested and unvested in-the-money options for the persons named in the Summary Compensation Table at December 31, 1998. Year-end values are based upon a price of $1.50 per share, which was the closing market price of a share of common stock on December 31, 1998.

           Aggregated Option Exercise in Last Year and Year-End Option Values

                                                                                      Value of Unexercised
                                                     Number of Unexercised            In-the-Money Options
                                                  Options at December 31, 1998        at December 31, 1998
                                                  ----------------------------       ------------------------
                    Shares Acquired   Value
Name                on Exercise       Realized    Exercisable    Unexercisable       Exercisable    Unexercisable
--------------      --------------   ----------   ------------   -------------      -------------   -------------
John W. Stuart.....      -              -             -           75,000             $    -         $     -

David Hope.........      -              -          361,300          -                $    -         $     -

Kiran Sidhu........      -              -          139,794          -                $    -         $     -


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information as of April 30, 1999 (except as otherwise noted) regarding the ownership of On Stage common stock (1) by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (2) by each director, (3) by each executive officer named in the Summary Compensation Table included elsewhere in this proxy statement and (4) by all current executive officers and directors as a group.

                               Number of Shares           Percentage of
Name and Address (1)        Beneficially Owned (2)          Class(2)
----------------------      ----------------------        -------------

John W. Stuart (3)..............  3,678,755                    48.6%
David Hope (4)..................    377,300                    5.0%
Kiranjit S. Sidhu (5)...........    147,000                    1.9%
James L. Nederlander (6)........     30,000                     *
Mark Tratos (7).................     30,000                     *
Mel Woods (8)...................     20,000                     *
Matt Gohd (9)...................    367,500                    4.8%
Hanover Restaurants, Inc........    595,238                    7.9%
Imperial Credit Industries,
 Inc (10).......................    575,000                    7.6%
All executive officers and
 directors as a group
 (9 persons) (11)...............  5,820,793                   76.8%
-------------------------
*Less than one percent

(1) Unless otherwise indicated, the address for each named individual or group is in care of On Stage at 4625 West Nevso, Las Vegas, NV 89103.

(2) Unless otherwise indicated, On Stage believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of common stock that can be acquired by such person within 60 days from April 30, 1999 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of April 30, 1999 have been exercised. Percentages herein assume a base of 7,572,046 shares of common stock outstanding as of April 30, 1999.

(3) Includes: (i) 382,790 shares of common stock issuable by Mr. Stuart to third parties upon the exercise of options granted by him to such persons; (ii) 300,000 of common stock issuable upon the exercise of immediately exercisable warrants. Does not include 75,000 shares of common stock issuable upon the exercise of stock options that are not currently exercisable.

(4) Includes: (i) 361,300 shares of common stock issuable upon the exercise of immediately exercisable stock options; (ii) 8,500 shares of common stock; and (iii) 7,500 shares of common stock issuable upon the exercise of immediately exercisable warrants.

(5) Includes: (i) 140,000 shares of common stock issuable upon the exercise of immediately exercisable stock options; (ii) 4,500 shares of common stock; and (iii) 2,500 shares of common stock issuable upon the exercise of immediately exercisable warrants.

(6) Includes 30,000 shares of common stock issuable upon the exercise of immediately exercisable stock options. Does not include 20,000 shares of common stock issuable upon the exercise of stock options that are not currently exercisable.

(7) Includes 30,000 shares of common stock issuable upon the exercise of immediately exercisable stock options.

(8) Includes 20,000 shares of common stock issuable upon the exercise of immediately exercisable stock options. Does not include 20,000 shares of common stock issuable upon the exercise of stock options that are not currently exercisable.

(9) Includes 17,500 shares of common stock issuable upon the exercise of immediately exercisable stock options, 150,000 shares of common stock and 200,000 shares of common stock issuable upon the exercise of immediately exercisable warrants. Does not include 5,000 shares of common stock issuable upon the exercise of stock options that are not currently exercisable.

(10)Includes 325,000 shares of common stock issuable upon the exercise of an immediately exercisable warrant granted to ICCMIC. ICCMIC is managed by Imperial Credit Commercial Asset Management Corporation, which is a wholly owned subsidiary of Imperial Credit Industries, Inc. Imperial Credit Industries, Inc. also beneficially owns approximately 8.9% of the outstanding common stock of ICCMIC. Also includes 250,000 shares of common stock issuable upon the exercise of an immediately exercisable warrant granted to Imperial Capital Group, LLC. Imperial Credit Industries, Inc. has a 60% interest in Imperial Capital Group. Imperial Credit Industries, Inc. disclaims the beneficial ownership of the shares of common stock held by Imperial Capital Group. All information provided in this footnote 11 was derived from a Schedule 13G filed by Imperial Credit Industries, Inc. with the Securities and Exchange Commission on April 3, 1998.

(11)Includes (i) 464,973 shares of common stock issuable upon the exercise of immediately exercisable stock options and (ii) 339,375 shares of common stock issuable upon the exercise of immediately exercisable warrants. Does not include 65,345 shares of common stock issuable upon the exercise of stock options, including 40,000 shares of common stock subject to options granted to non-employee directors of On Stage, that are not currently exercisable.

ITEM 12.  Certain Relationships and Related Transactions

Subsequent Events


DY/DX Corporation Common Stock Purchase Agreement

On October 2, 1998, On Stage entered into a stock purchase agreement with DY/DX Corporation, an Illinois corporation, to sell up to 500,000 shares of On Stage's common stock at an aggregate purchase price of $500,000. As of November 4, 1998, DY/DX Corporation had purchased 55,000 shares of On Stage's common stock pursuant to this agreement.

Common Stock Purchase Agreement with Whale Securities Company, L.P.

On or about January 28, 1999, On Stage entered into a Stock Purchase Agreement with its underwriter Whale Securities Company, L.P. ("Whale"), pursuant to which On Stage agreed to sell 150,000 shares of its' common stock to certain of Whale's customers for an aggregate purchase price of $100,000.

Notes Payable to Principal Stockholder


On April 5, 1999, On Stage entered into an agreement with Mr. Stuart, pursuant to which On Stage agreed to accept a bridge loan from Mr. Stuart in an amount of up to $500,000 in return for a one year promissory note bearing 12% interest, a 5% origination fee and a warrant to purchase one share of common stock for each $1.00 invested provided that On Stage did not repay Stuart within thirty (30) days. As of April 20, 1999, On Stage has accepted $200,000 of the potential $500,000 from Mr. Stuart.

On March 4, 1999, the Board of Directors authorized a loan in the principal amount of $100,000 from from John W. Stuart the Company's Chairman, Chief Executive Officer and Principal Stockholder (the "Stuart Loan"). The Stuart Loan is evidenced by a one year promissory note bearing an interest rate of twelve percent (12%) per annum, due on March 3, 2000. In consideration for the Stuart Loan, the Board of Directors approved the issuance of warrants to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share, the market price on the closing date of the Stuart Loan. Additionally, the Company agreed to pay legal fees incurred by Mr. Stuart in connection with this transaction, as well as an additional $12,500 for previous legal bills Mr. Stuart personally incurred for company related matters.

In March 1997, On Stage agreed with its underwriter, Whale Securities Co., L.P., that it would neither loan nor advance any sums to or on behalf of Mr. Stuart, other than those sums advanced to Mr. Stuart from December 31, 1996 through August 13, 1997, the effective date of On Stage's initial public offering without Whale's prior written consent. Whale authorized on October 23, 1997 and November 17, 1997, with Whale's consent, On Stage advanced $105,483. Whale authorized On Stage on March 25, 1998 to advance an additional $150,000 to Mr. Stuart for settlement of litigation related to his involvement in the Legends in Concert show in Hawaii. As of June 30, 1998, On Stage had advanced Mr. Stuart an aggregate of $136,194, evidenced by a promissory note. The funds advanced by On Stage accrued interest at the rate of ten percent (10%) per annum. The advance to Mr. Stuart became due and payable one year from the date of which it was made. On July 6, 1998, Mr. Stuart paid the advance in full.

In February 1997, Mr. Stuart granted to Senna Venture Capital Holdings, Inc., an affiliate of DYDX Legends Group L.P. (and a lender to On Stage), an option to purchase 142,292 of his shares of common stock at an exercise price of $5.00 per share, in consideration for (i) DYDX waiving a technical default under a loan agreement entered into between DYDX and On Stage and (ii) DYDX's agreement in connection with a waiver to allow $1,780,424 in debt forgiveness to Mr. Stuart in 1997. That option is exercisable for a period of two years commencing as of February 9, 1998.

On Stage leases from Mr. Stuart seven condominium units in Atlantic City, New Jersey for use by On Stage's performers (the "Warwick Leases"). The current lease term expires on June 30, 1999. The total lease payment to Mr. Stuart from On Stage is currently $7,833 per month, which amount we believe approximates the fair market value for the use of these properties. In addition, commencing as of January 1, 1997, On Stage began paying directly the association dues, insurance, taxes, maintenance and utilities on those apartments. On Stage paid aggregate rent to Mr. Stuart for those apartments of $94,000 for each of the years ended December 31, 1996, 1997 and 1998.

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


Under the terms of the employment agreement between On Stage and Mr. Sidhu, on April 13, 1998, On Stage advanced to Mr. Sidhu $63,213 to satisfy Mr. Sidhu's income tax liability incurred in connection with the grant from On Stage to Mr. Sidhu of 40,532 shares of common stock. Mr. Sidhu executed a promissory note in favor of On Stage in connection with the this loan. The promissory note provides for interest on the loan to accrue at 8% per annum, is secured by 40,532 shares of On Stage common stock owned by Mr. Sidhu and becomes due on April 12, 1999. On April 16, 1999, Mr. Sidhu sold Mr. Stuart 40,532 shares of On Stage's common stock. In exchange, Mr. Stuart agreed to assume Mr. Sidhu's $60,798 note in favor of On Stage, with recourse only to the 40,532 shares of common stock purchased from Mr. Sidhu. Mr. Sidhu executed a new promissory note in the principal amount of $7,472, which was subsequently forgiven as part of Mr. Sidhu's employment restructuring.

Chief Financial Officer Employment Restructuring

On April 16, 1999, Mr. Sidhu agreed to restructure his current employment agreement with On Stage in an attempt to assist On Stage with its facilitating its' restructuring plan. Pursuant to the terms of his employment restructuring, Mr. Sidhu agreed to forego any rights he had to his employment, option, and confidentiality agreements, in return for the following: (i) a new employment agreement with On Stage which he will be an "at-will" consultant at a flat rate of $50.00 per hour; (ii) a new option agreement which affords him the right to purchase 140,000 shares of On Stage's Common Stock at a strike price of $1.50 per share; (iii) a reimbursement of $25,000 for unpaid insurance, car allowances and expenses; (iv) $17,887 for all accrued, but unused vacation pay; (v) all earned, but unpaid salary under his old employment agreement; and (vi) forgiveness of a promissory note in the amount of $7,472 held by On Stage. Additionally, On Stage agreed to pay Mr. Sidhu $25,000 within ninety (90) days of this restructuring, in consideration for Mr. Sidhu's execution of a new confidentiality and non-competition agreement with On Stage.

Imperial Credit Commercial Mortgage Investment Corporation Related Transactions

On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC") signed an agreement with On Stage to fund up to $20,000,000 of mortgate financing. On the same day, On Stage used $12,500,000 of the facility to fund the cash portion of the acquisition of assets On Stage purchased from

Gedco USA, Inc. and related fees. On June 30, 1998, On Stage used an additional $1,100,000 to fund the cash portion of purchase of a fee simple interest in the Legends Theater in Surfside Beach, South Carolina, and the purchase of a leasehold interest in the Eddie Miles Theater in North Myrtle Beach, South Carolina. On October 7, 1998, On Stage used an additional $550,000 for working capital purposes. The initial $12,500,000 loan and the subsequent $1,650,000 in loans extended by ICCMIC to On Stage under the mortgage financing facility currently bear interest at the rate of 9.06% and 9.9%, respectively. In addition, On Stage granted ICCMIC and a related entity warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $4.44 per share. This transaction is discussed in Item 11 entitled "Security Ownership of Certain Beneficial Owners and Management." Mr. Karlan, a director of On Stage until April 20, 1999, is the President, Chief Executive Officer and a Director of ICCMIC.



Re-Purchase of Common Stock and Resale Interactive Events, Inc.


On February 23, 1999, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Richard S. Kanfer, the Company's former Vice President of Sales ("Kanfer"), pursuant to which the parties agreed to unwind the November 1996 acquisition by the Company of Interactive Events, Inc., a Georgia corporation ("Interactive Events") owned by Kanfer. Pursuant to the terms of the Agreement, the Company reconveyed all of the assets of Interactive Events, Inc. to Kanfer, in consideration for the reconveyance by Kanfer of 30,304 shares of the Company's Common Stock valued at $1.125 per share, a non-plan option to purchase 15,000 shares of the Company's Common Stock and incentive stock options to purchase 19,835 shares of the Company's Common Stock at a price of $5.00 per share. In addition, the parties agreed to release one other from any liability arising out of the November 1996 acquisition of Interactive Events, Inc. and any claim relating to Kanfer's subsequent employment with the Company. The Company and Kanfer also entered into a exclusive right of representation agreement in February 1999, pursuant to which the Company granted to Kanfer the right to represent its' Legends production in designated areas in consideration of a portion of the gross proceeds generated thereby.


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

Exhibit
Number   Description


3.1      Articles of Incorporation of the Registrant (1)
3.2      Bylaws of the Registrant (3)
4.1      Specimen Stock Certificate Representing the Common Stock (3)
4.2      Specimen Warrant Certificate Representing the Warrants (3)
4.3      Form of Public Warrant Agreement (3)
4.4      Form of Underwriter's Warrant Agreement (3)
10.1     Employment Agreement between the Registrant and John W. Stuart (1)
10.2     Employment Agreement between the Registrant and David Hope (1)
10.3     Employment Agreement between the Registrant and Kiranjit S. Sidhu (1)
10.4 Confidentiality and Non-Competition Agreement between the Registrant and John W. Stuart (1)
10.5 Confidentiality and Non-Competition Agreement between the Registrant and David Hope (1)
10.6 Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S Sidhu (1)
10.7     Amended and Restated 1996 Stock Option Plan (1)
10.8     Contribution  Agreement between the Registrant and John W. Stuart (1)
10.9     Security and Pledge Agreement between the Registrant and John W.
         Stuart Relating to Contribution of LVHE shares (1)
10.10 Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE Litigation Indemnity (1)
10.11 Indemnification Agreement between the Registrant, John W. Stuart and Grand Strand Entertainment, Inc. (1)
10.12 Security and Pledge Agreement between the Registrant and John W. Stuart relating to Grand Strand Entertainment, Inc. Litigation Indemnity (1)
10.13    Promissory Note to John Stuart dated March 4, 1999(5)
10.14 Entertainment Production Agreement between the Registrant, Imperial Palace, Inc. and John W. Stuart dated December, 1995 (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.15 Agreement between the Registrant and Bally's Park Place, Inc. dated September 1, 1994 and subsequent renewal letters (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.16 Common Stock Purchase Agreement between Registrant and Interactive Events, Inc. (2) (Exhibit No. 10.18)
10.17 (a) Show Production Agreement between the Registrant and Kurz Management (3) (Exhibit No. 10.19)
10.18    Portions of 1998 Annual Report to  Stockholders+
10.19 Promissory Note to John Stuart dated April 5, 1999+ 10.20 First Security Bank Agreement(5)
10.21    Common Stock Purchase Agreement with Whale Securities dated
         December 1998(5)
10.22 Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer(5)
13 Management's Discussion and Analysis of Financial Condition and Results of Operations; Report on Audited Consolidated Financial Statements For the Years Ended December 31, 1997 and 1998+
21       Subsidiaries of the Registrant(5)
27       Financial Data Schedule(5)
------------------
+    Filed herewith.
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 on April 7, 1997 (Registration No. 333-24681).
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 on June 3, 1997(Registration No. 333-24681)
(3) Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 on August 6,1997 (Registration No. 333-24681)
(4)  Reports on Form 8-K
(5)  Filed as an exhibit to On Stage's Form of 10-KSB filed on April 15, 1999.


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

                                    ON STAGE ENTERTAINMENT, INC.
                                    (Registrant)


Dated: April 30, 1999               By: /s/ John W. Stuart
                                        -----------------------------
                                        John W. Stuart, Chairman of the Board
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Title                            Date
     -----------                   -------                         --------


/s/ John W. Stuart       Chairman and Chief Executive         April 30, 1999
---------------------    Officer and Director
John W. Stuart           (principal executive officer)


/s/ David Hope           President, Chief Operating           April 30, 1999
---------------------    Officer and Director
David Hope


/s/ Kiranjit S. Sidhu    Chief Financial Officer (principal   April 30, 1999
---------------------    financial and accounting officer)
Kiranjit S. Sidhu        and Treasurer


/s/ Mel Woods            Director                             April 30, 1999
---------------------
Mel Woods


/s/ Matthew Gohd         Director                             April 30, 1999
---------------------
Matthew Gohd


/s/ James L. Nederlander Director                             April 30, 1999
-----------------------
James L. Nederlander


/s/ Mark Tratos          Director
----------------------
Mark Tratos