Form 10-Q
period 1999-03-31
ON STAGE ENTERTAINMENT INC
filed 1999-05-17
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[  ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

Commission file number: 0-92402

                          ON STAGE ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       NEVADA                                             88-0214292
-----------------------------                  ---------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA 89103
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                               (702) 253-1333
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at May 14, 1999
   -----------------------------                ---------------------------
   Common Stock, $0.01 par value                         7,572,046

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                             PAGE NO.

Part I. Financial Information


Item 1. Consolidated Financial Statements

     Balance sheets........................................     1
     Statements of operations..............................     2
     Statements of cash flows..............................     3-4
     Notes to financial statements.........................     5-12

Item 2. Management's Discussion and Analysis
        Of Financial Condition and Results of Operations...     13-18

Part II. Other Information

     Item 1.  Legal Proceedings............................     19
     Item 2.  Changes in Securities........................     19
     Item 3.  Defaults Upon Senior Securities..............     19
     Item 4.  Submission of Matters of a Vote of
              Security Holders.............................     19
     Item 5.  Other Information............................     20
     Item 6.  Exhibits and Reports on Form 8-K.............     20


Signatures.................................................     21

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      December 31,            March 31,
                                                         1998                   1999
                                                     -------------          ------------
                        Assets                                              (Unaudited)
Current assets
      Cash and cash equivalents.................... $  1,009,768            $  281,256
      Accounts receivable, net.....................    1,264,526             1,107,669
      Inventory....................................      243,413               231,663
      Deposits.....................................      125,784               323,742
      Prepaid and other assets.....................      594,777               658,374
    Notes receivable from officers (Note 2)........       77,330                76,853
                                                       ---------             ---------
     Total current assets..........................    3,315,598             2,679,557
                                                       ---------             ---------

Property, equipment and leasehold improvements.....   24,130,663            24,126,707
Less:  Accumulated depreciation and amortization...   (4,396,229)           (4,754,474)
                                                       ---------            ----------
Property, equipment and leasehold improvements,net.   19,734,434            19,372,233
                                                       ---------            ----------

Deferred financing costs, net of amortization
 of  $80,813 and $108,813..........................    1,039,187             1,011,187
                                                       ---------            ----------
                                                    $ 24,089,219          $ 23,062,977
                                                     ===========          ============

                    Liabilities and Stockholders' Equity

Current liabilities
    (Note 2) Working capital line.................  $   999,679           $   999,679
    Accounts payable and accrued expenses.........    2,533,232             1,758,532
    Accrued payroll and other liabilities.........    1,891,924             2,283,499
    Current maturities of long-term debt..........   14,682,246            14,677,709
    Note payable to officer (Note 2)..............            -               100,000
                                                     ----------            ----------
    Total current liabilities.....................   20,107,081            19,819,419
                                                     ----------            ----------

Long-term debt, less current maturities...........      786,468               664,769
                                                     ----------            ----------
           Total liabilities and long-term debt...   20,893,549            20,484,188
                                                     ----------            ----------
Commitment and contingencies (Note 5)
Stockholders' equity
    Preferred stock, par value $1 per share,
    1,000,000 shares authorized; none issued
    and outstanding................................           -                     -
    Common stock, par value $0.01 per share;
    authorized 25,000,000 Shares; 7,452,350 and
    7,602,350 shares issued and outstanding........      74,523                76,023
    Additional paid-in-capital.....................  11,254,587            11,353,137
     Treasury Stock................................           -               (30,121)
     Currency Exchange  Adjustment.................      67,289               264,043
     Accumulated deficit...........................  (8,200,729)           (9,084,293)
                                                     ----------            ----------
          Total stockholders' equity...............   3,195,670             2,578,789
                                                     ----------            ----------
                                                   $ 24,089,219          $ 23,062,977
                                                    ===========           ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                     Three months ended

                                                 December 31,         March 31,
                                                    1998                1999
                                                 (Unaudited)         (Unaudited)

Net revenues................................     $ 3,724,486          $ 6,272,239

Costs of revenues...........................       2,664,305            5,450,509
                                                 -----------          -----------

Gross profit................................       1,060,181              821,730

Selling, general & administrative...........       1,380,447            1,045,916

Depreciation and amortization...............         139,129              250,067
                                                  -----------         -----------

Operating loss..............................        (459,395)            (474,253)

Interest expense, net.......................          69,331              409,311
                                                  ------------        -----------
Net loss....................................      $ (528,726)         $  (883,564)
                                                  ===========         ===========

Basic and diluted loss per share............       $   (0.08)         $     (0.12)
                                                  ===========         ===========
Basic and diluted average number of common
 shares outstanding.........................       7,565,683            6,714,548
                                                  ===========         ===========

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                                                            Three months ended
                                                                 March 31,
                                                        -----------------------------
                                                          1998                1999
                                                       (Unaudited)         (Unaudited)
                                                       -----------         -----------

Cash flows from operating activities
  Net loss......................................     $   (528,726)        $  (883,564)
                                                      ------------         -----------
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization...............          160,180             387,552
    Increase (decrease) from changes in
    operating assets and liabilities Accounts
    receivable..................................         (508,655)            145,544
  Inventory.....................................         ( 60,987)             11,750
  Deposits......................................         (123,289)           (201,399)
  Pre-opening costs.............................         (804,410)                  -
  Prepaid and other assets......................           75,382             (63,597)
  Accounts payable and accrued expenses.........          241,735            (774,700)
  Accrued payroll and other liabilities.........          531,993             391,575
                                                      -----------           ----------
  Total adjustments.............................         (488,051)           (103,275)
                                                      -----------           ----------
Net cash used in operating activities...........       (1,016,777)           (986,839)
                                                      -----------           ----------

Cash flows from investing activities
  Advances on notes receivable from officers....          (55,000)              (1,531)
  Payments received on notes receivable from
   officers.....................................           32,626                2,008
  Capital expenditures..........................         (134,363)             (12,718)
  Direct acquisition costs .....................         (488,298)                   -
  Payment for purchase of Gedco, USA,
   net of cash received (Note 6)................      (12,116,556)                   -
                                                     ------------           ----------
Net cash used in investing activities...........      (12,761,591)             (12,241)
                                                     ------------           ----------
Cash used in financing activities
  Borrowings/repayments under working
   capital line.................................          250,000                     -
  Proceeds from long-term borrowing.............       12,500,000                     -
  Repayment on long-term borrowing..............         (100,004)            (126,236)
  Cash received on note payable from officer....                -              100,000
  Issuance of common stock......................                -              100,050
                                                     ------------           ----------
Net cash provided by financing activities.......       12,649,996               73,814
                                                     ------------           ----------

Effect of exchange rate changes on cash and
  cash equivalents..............................               -               196,754
                                                     -----------            ----------
Net decrease in cash and cash equivalents.......      (1,128,372)             (728,512)
Cash and cash equivalents at beginning of period       2,323,559             1,009,768
                                                     -----------            ----------

Cash and cash equivalents at end of period......    $  1,195,187            $  281,256
                                                    ============          ============

Supplemental  disclosure  of cash flow  information
 Cash paid during the period for:
   Interest.....................................    $     22,923            $   53,895
                                                    ============          ============

Supplemental schedule of non-cash investing and financing activities

         On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer to re-convey the November 1996 acquisition of Interactive Events, Inc. Under this agreement, we re-conveyed all of the assets of Interactive Events, Inc. to Mr. Kanfer in consideration for the re-conveyance by Mr. Kanfer of the 30,304 shares of common stock valued at $1.125 per share. Net assets totaling $30,121 were written-off with a corresponding entry to treasury stock.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


Basis of Presentation

     The financial statements in this annual report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries: Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry's Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; On Stage Theaters Surfside Beach, Inc., a Nevada corporation; and Interactive Events, Inc., a Georgia corporation.

On Stage derives net revenues from four reportable segments:

o Casinos. The casinos segments primarily sells live theatrical productions to casinos and commercial clients, worldwide for a fixed fee. In addition, this segment operates our Legends show at the Imperial Palace hotel and casino in Las Vegas, Nevada, and our corporate sales events.
o Production Services. The production services segment sells technical equipment and services to commercial clients, however, this segment's primary focus is to technically support all of the other segments.
o Theaters. The theaters segment owns or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. This segment derives revenues from the sale of tickets, merchandise and souvenir photography, and food and beverage to patrons who attend live theatrical performances at these venues.
o The On Stage entertainment segment is responsible for the corporate management of all our segments.

(2)  Subsequent Events

Downsizing and Restructuring

     On April 30, 1999, the board of directors adopted a restructuring plan. The restructuring plan focuses on four key areas:

o        overhead reduction;
o        debt restructuring;
o        accounts payable rescheduling; and
o        overall cost containment.

We have already implemented the initial phase of the plan by reducing overhead by approximately $707,000 on an annualized basis. We also expect the cost containment measures implemented to yield another $100,000 of annualized savings, for a total savings of $807,000 for the two measures. Subsequent overhead reductions are planned and scheduled to be implemented by June 30, 1999. In addition to these measures, we are also in the process of attempting to restructure our debt and rescheduling payments of our accounts payable in order to maximize cash flow.

Existing Defaults Under Credit Facilities

     On April 29, 1999, we received a notice of default under our line of credit with First Security Bank of Nevada. In the notice of default, First Security requested that we make a repayment proposal and provide additional information on or before May 19, 1999. While we are attempting to negotiate an extension or restructuring of this line of credit, there can be no assurance that our attempts to negotiate an extension or restructuring of this line of credit will be successful or that First Security will not take additional action to collect this debt.

Delisting Inquiry

     On April 20, 1999, On Stage received a letter of inquiry from The Nasdaq Stock Market, Inc. requesting that we submit a detailed letter describing our plans to address the specific items that led to the issuance of a "going concern" opinion from our independent auditors. The letter further requested a discussion from us as to why we believe we will be able to sustain compliance with the continued listing standards of The Nasdaq SmallCap Market. We are required to provide a responsive answer by June 4, 1999. If we are unable to develop a responsive answer in a timely manner or in the event Nasdaq does not find our answer acceptable, our common stock may be delisted from The Nasdaq SmallCap Market under Nasdaq's rules.

Toronto Closing

     Our Legends in Concert production opened at the Sheraton Centre Toronto Hotel in May 1997. For reasons discussed below, this Legends production did not prove to be successful and was discontinued in April 1999 after generating an operating loss of $717,000 for the year ended December 31, 1998 and $264,000 for the four-month period ended April 30, 1999. At December 31, 1998, we had an impairment of net assets associated with the Toronto Show and we wrote off net assets of $409,000.

     We believe that the operating performance of Legends at the Sheraton Centre Toronto Hotel in 1998 suffered from inadequate sales and marketing resulting in less than optimal ticket sales in the start-up phase of the production. The lower than anticipated revenue levels, combined with high indirect production costs associated with the "four wall" cost structure resulted in the losses.

Note Payable to Principal Stockholder

     On March 4, 1999, we borrowed $100,000 from John M. Stuart, our chairman, chief executive officer and principal stockholder. This loan is evidenced by a one-year promissory note bearing an interest rate of twelve percent (12%) per annum, due on March 3, 2000. In consideration for this loan, we issued to Mr. Stuart warrants to purchase 100,000 shares of common stock at a price of $1.00 per share, the market price on the closing date of this loan. Additionally, we agreed to pay legal fees incurred by Mr. Stuart in connection with this transaction, as well as an additional $12,500 for previous legal bills Mr. Stuart personally incurred for On Stage related matters.

     On April 5, 1999, On Stage entered into an agreement with Mr. Stuart, pursuant to which On Stage agreed to accept a bridge loan from Mr. Stuart in an amount of up to $500,000 in return for a one- year promissory note bearing 12% interest, a 5% origination fee and a warrant to purchase one share of common stock for each $1.00 invested provided that On Stage did not repay Mr. Stuart within thirty (30) days. As of April 20,1999, we had accepted $200,000 of the potential $500,000 from Mr. Stuart.

Notes Receivable from Chief Financial Officer

     On April 13, 1999, On Stage loaned $63,213 to Kiran Sidhu, our senior vice president and chief financial officer, to assist Mr. Sidhu with satisfying personal income taxes incurred as a result of the issuance of 40,532 shares of common stock in accordance with the terms of Mr. Sidhu's employment agreement with On Stage. The note, which recently matured on April 12, 1999, is secured by Mr. Sidhu's 40,532 shares of common stock. We agreed to extend the maturity date of the note through to December 31, 1999, due primarily to the fact that he did not have the money to repay the note, coupled with the fact that the market value of the common stock which secured the repayment of the note is not enough to satisfy the outstanding debt since the common stock has declined in value from $5.00 per share when issued, to approximately $1.00 per share as of the maturity date.

     On April 16, 1999, Mr. Sidhu sold Mr. Stuart 40,532 shares of common stock. In exchange, Mr. Stuart agreed to assume Mr. Sidhu's $60,875 note in favor of On Stage, with recourse only to the 40,532 shares of common stock purchased from Mr. Sidhu. Mr. Sidhu executed a new promissory note in favor of On Stage in the principal amount of $7,472, which was subsequently forgiven as part of Mr. Sidhu's employment restructuring discussed below.

Chief Financial Officer Employment Restructuring

     On April 16, 1999, Mr. Sidhu agreed to restructure his current employment agreement with On Stage in an attempt to assist On Stage with facilitating our restructuring plan. Under the terms of his employment restructuring, Mr. Sidhu agreed to forego any rights he had to his employment, option, and confidentiality agreements, in return for the following:

o a new agreement which he will be an "at-will" consultant at a flat rate of $50.00 per hour;
o a new option agreement which affords him the right to purchase 140,000 shares of common stock at a strike price of $1.50 per share;
o a reimbursement of $25,000 for unpaid insurance, car allowances and expenses;
o $17,887 for all accrued, but unused vacation pay; o all earned, but unpaid salary under his old employment agreement; and o forgiveness of a promissory note in the amount of $7,472 held by On Stage.

Additionally, On Stage agreed to pay Mr. Sidhu $25,000 within ninety (90) days of this restructuring, in consideration for Mr. Sidhu's execution of a new confidentiality and non-competition agreement.

(3)  New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 129, "Disclosure of information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Account Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. We adopted SFAS No. 129 as of January 1, 1998 and had no effect on our financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of Comprehensive income and its components in a full set of general-purpose financial statements. On Stage adopted SFAS No. 130 as of January 1, 1998 and it had no effect on our financial position or results of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that the public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. On Stage adopted SFAS No. 131 on January 1, 1998 and it had no effect on our financial position or results of operations; however, disclosures on certain of these items were expanded.

     Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," ("SOP 98-5") issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. We do not expect the adoption of SOP 98-5 to have a material impact, if any, on our financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. We do not expect the adoption of SFAS No. 133 to have a material impact, if any, on our results of operations, financial position or cash flows.

(4)  Loss Per Share

     Statement of Financial Accounting Standard No. 128 ("SFAS No. 128") provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. On Stage has adopted this pronouncement during the fiscal year ended December 31, 1997.

     For the three-months ended March 31, 1998, potential dilutive securities representing 563,953 outstanding stock options and 2,802,000 outstanding warrants are not included, since their effect would be anti-dilutive. For the three-months ended March 31, 1999, potential dilutive securities representing 896,550 outstanding stock options and 2,724,917 outstanding warrants are not included, since their effect would be anti-dilutive.

(5)  Commitments and Contingencies

     On Stage is party to various legal proceedings in the ordinary course of business in which the adverse parties are seeking damages from us. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of us, the management does not believe the final resolution of these matters will have a material adverse effect upon our financial condition and results of operations.

(6) Business Acquisition

Interactive Events, Inc. Acquisition and Disposition

     On November 1, 1996, On Stage entered into a Common Stock Purchase Agreements with Interactive Events, Inc., a Georgia corporation owned by Mr. Richard S. Kanfer. Interactive Events created and implemented interactive events for parties and conventions. Mr. Kanfer joined On Stage as our vice president of sale. We issued 19,284 and 11,020 shares of common stock on November 1, 1996 and November 1, 1997, respectively, as payment. We recorded $129,180 as the excess of the purchase price over the net assets acquired, which was being amortized over ten years. At December 31, 1998, we determined there was an impairment in the value of the excess of the purchase price over the net assets acquired in connection with the purchase and we wrote off the remaining unamortized balance of $102,131.

     On February 23, 1999, we entered into a Common Stock Purchase Agreement with Mr. Kanfer, pursuant to which the parties agreed to re-convey the November 1996 acquisition by us of Interactive Events. Under the terms of the Agreement, On Stage reconveyed all of the assets of Interactive Events to Mr. Kanfer, in consideration for the reconveyance by Mr. Kanfer of 30,304 shares of On Stage's common stock valued at $1.125 per share, a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the November 1996 acquisition of Interactive Events by us and any claim relating to Mr. Kanfer's subsequent employment with On Stage. On Stage and Mr. Kanfer also entered into an exclusive right of representation agreement in February 1999, under which we granted to Mr. Kanfer the right to represent our Legends production in designated areas in consideration for a portion of the gross proceeds generated thereby.

Gedco USA, Inc. Acquisition

     On March 13, 1998, we completed our acquisition of certain assets from Gedco USA, Inc. and its affiliates for a purchase price of $14,000,000, consisting of $11,500,000 in cash and 595,238 shares of common stock valued at $2,500,000. Included in the transaction were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast, Blazing Pianos piano bar, the Fort Liberty shopping complex that includes a Wild Bill's Dinner Theater, each of which is located in greater Orlando, Florida, and a second Wild Bill's Dinner Theater located in Buena Park, California. Gerard O'Riordan, President of Gedco USA, Inc., joined us as president of On Stage Theaters, Inc., a wholly-owned subsidiary that manages the acquired dinner theaters and piano bar as well as other selected theaters.

     On Stage funded the cash portion of the purchase price and transaction fees and expenses with $12,500,000 of mortgage financing from Imperial Credit Commercial Mortgage Investment Corp. Imperial Credit had committed a total of $20,000,000, of which $7,500,000 was remaining to finance our future real estate related acquisitions. In connection with the loan agreement entered into on March 13, 1998, we granted Imperial Credit the right to provide us with up to an additional $30 million of similar mortgage financing. In connection with the financing, we issued Imperial Credit and Imperial Capital Group LLC (an affiliate of Imperial Credit), an aggregate of 575,000 warrants immediately exercisable into common stock at an exercise price of $4.44. In addition, concurrent with the Imperial Credit financing, Mark Karlan, the President of Imperial Credit, was named a member of our board of directors, filling a vacancy created by the resignation of Kenneth Berg. We have made January and February 1999 payments under this loan after the due date for those payments. As a result of those delinquencies, we have incurred late charges and default interest, which we have not paid. We are in default under the Imperial Credit facility and we are unable to borrow additional funds under the facility. As of

May 17, 1999, we had made our payments to Imperial Credit due March 1, 1999, April 1, 1999 or May 1, 1999. We are currently negotiating with Imperial Credit to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to other defaults under the facility, including a breach of debt service coverage ratio warranties. Mr. Karlan subsequently resigned as a director on April 16, 1999.

     The components of the purchase price and its allocation to the assets and liabilities are as follows:


Purchase Price:
     Liabilities assumed........................................     $ 986,044
     Issuance of 595,238 restricted shares of common stock......     2,500,000
                                                                 --------------
                                                                     3,486,044
     Costs of acquisition incurred..............................     1,645,874
       Cash paid................................................    11,500,000
                                                                 --------------
                                                                   $16,631,918
                                                                 ==============

     The acquisition was accounted for as a purchase and the assets acquired were recorded at a fair market value. The building and equipment are being depreciated over twenty and three years, respectively, under the straight-line method. The allocation of the purchase price was as follows:


Cash.......................................................     $     383,444
Inventory..................................................           120,084
Prepaid expenses...........................................           157,516
Land.......................................................        11,275,507
Building...................................................         3,214,740
Equipment..................................................           730,627
Deferred financing acquisition expenses....................           750,000
                                                                 ==============
                                                                  $16,631,918
                                                                 ==============

     The assets acquired and liabilities assumed were transferred to either our wholly owned subsidiary, On Stage Theaters, Inc., or a wholly owned subsidiary of On Stage Theaters, Inc., concurrent with the acquisition.

         The unaudited pro forma results of operations presented below reflect our operations as though the acquisition had taken place at the beginning of each period presented. The pro forma results have been prepared for comparative purposes only, and are not necessarily indicative of what the actual result of operations would have been had such acquisitions occurred at the beginning of the periods presented, or what results of operations will be in the future.

                                                            Three months ended March 31,
                                                        --------------------------------------
                                                              1998                 1999
                                                        --------------------------------------

Revenues ..........................................       $  6,205,371      $   6,272,239
Operating income loss..............................           (182,794)          (474,253)
Net loss...........................................           (528,726)          (883,564)
Basic and diluted loss per share...................              (0.12)             (0.08)
Basic and diluted average number of common
   shares outstanding..............................          6,714,548          7,565,683


Calvin Gilmore Productions, Inc. Acquisition

     On June 30, 1998, On Stage completed our acquisition of certain assets from Calvin Gilmore Productions, Inc., an affiliate of Fox Family Worldwide, Inc. for a purchase price of $1,000,000 in cash and 206,612 shares of common stock valued at $723,142. Included in the transaction were substantially all of the income producing assets and associated real and personal property in the greater Myrtle Beach, South Carolina area, consisting of a fee simple purchase of The Surfside Beach Theater, which we had leased for our presentation of our flagship Legends in Concert production since 1995, and a leasehold interest in The Eddie Miles Theater. We funded the cash portion of the purchase price and transaction fees and expenses with $1,100,000 million of mortgage financing from Imperial Credit.


     Upon consummation of the transaction, Fox Family also agreed to order television programming and production services from On Stage, and to give us a 30-day right of negotiation to acquire specified live theatrical/stage rights in projects developed and owned by Fox Family over the next five years. Also, Fox Family increased its stock ownership to a 5% equity stake in On Stage, and Mel Woods, President and Chief Operating Officer of Fox Family, was elected to our board of directors.

(7) Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, we have suffered recurring operating losses and has a working capital deficit that impairs our ability to obtain additional financing. On Stage's auditors have included an explanatory paragraph in their report for the year ended December 31, 1998, indicating that there is substantive doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainity.

     We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. We anticipate, based on our proposed plans and assumptions relating to our operations that our current cash, cash equivalent balances, anticipated revenues from operations are insufficient to fund our ongoing operations.

     We intend to manage short-term liquidity concerns through the renegotiations of our expired working capital line, capital leases and mortgage facilities. We have either closed down or restructured any business units that are not generating positive cash flow. In addition, we have lowered selling, general and administrative expenses as a percent of net revenues from 37.1% in the quarter ended March 31, 1999, to 16.8% in the quarter ended March 31, 1998 and continue to downsize and restructure our selling, general and administrative functions.

     In addition, we are continuing our efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that we will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us.

(8)  Year 2000

     On Stage believes that our accounting and financial reporting systems are Year 2000 ready or Year 2000 compliant. We have invested in the latest hardware and software and we have implemented standards that require Year 2000 compliance from all vendors. We do not anticipate any problems in maintaining this compliance in the future.

     However, we are still continuing to assess Year 2000 preparedness, through actively coordinating with vendors, creditors and financial organizations to prepare for possible repercussions of non-compliance. We are also undertaking exhaustive surveys in each of our geographic locations to further determine preparedness. We have hired Business Communications, Inc. to visit each site and physically re-certify that each machine, microprocessor and software program in use is Year 2000 compliant. We have allocated $50,000 to complete our certification program and we anticipate completion by June 30, 1999.

(9)  Segment Information

The following tables set forth the segment profit/loss and asset information.

                                                                For the period ended March 31, 1998
                                         -------------- -------------- -------------- ------------ ----------------
                                                                                        On Stage        Total
                                            Casino       Production      Theaters    Entertainment  Consolidated
                                         -------------- -------------- -------------- ------------ ----------------
Revenues from external customers.......   $  2,075,918  $        -      $  1,648,568   $        -   $   3,724,486
                                         -------------- -------------- -------------- ------------ ----------------
Interest expense.......................   $        (20) $        -      $     63,375   $    5,976   $      69,331
                                         -------------- -------------- -------------- ------------ ----------------
Depreciation and amortization..........   $      41,151 $        -      $     20,414   $   77,564   $     139,129
                                         -------------- -------------- -------------- ------------ ----------------
Segment profit (loss)..................   $     429,992 $     (74,653)  $    (89,403)  $ (794,662)  $    (528,726)
                                         -------------- -------------- -------------- ------------ ----------------
Segment assets ........................   $     267,970 $        -      $ 16,199,005   $6,834,308   $  23,301,283
                                         -------------- -------------- -------------- ------------ ----------------
Additions to long-lived assets.........   $     111,546 $      18,220   $    339,820   $    4,066   $     543,652

                                                            For the period ended March 31, 1999

                                         -------------- -------------- ------------- ------------- ----------------
                                                                                      On Stage        Total
                                            Casino      Production       Theaters    Entertainment  Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers.......  $  2,589,886   $      1,877   $ 3,680,476   $          -  $    6,272,239
                                         -------------- -------------- ------------- ------------- ----------------
Interest expense.......................  $          -   $      1,124   $   356,890   $     51,297  $      409,311
                                         -------------- -------------- ------------- ------------- ----------------
Depreciation and amortization..........  $     99,379   $     21,894   $    80,673   $     48,121  $      250,067
                                         -------------- -------------- ------------- ------------- ----------------
Segment profit (loss)..................  $    654,332   $   (193,905)  $  (718,413)  $   (625,578) $     (883,564)
                                         -------------- -------------- ------------- ------------- ----------------
Segment assets.........................  $    961,971   $    554,348   $16,135,092   $  5,411,566  $   23,062,977
                                         -------------- -------------- ------------- ------------- ----------------
Additions to long-lived assets.........  $     38,831   $        653   $     1,388   $        316  $       41,188

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

     The most important factors that could prevent On Stage from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements--include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the following:

o On Stage's dependence on our flagship Legends in Concert production and our principal production venues;
o The ability to successfully produce and market new productions and to manage the growth associated with the any new productions;
o Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;
o The ability to meet our commitments under our credit facilities, which are currently in default, and to obtain alternative, additional financing on commercially reasonable terms;
o     The ability to continue as an ongoing  concern;
o The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish our services;
o Fluctuations in quarterly operating results and the highly seasonal nature of our business;
o     The ability to reproduce  the  performance,  likeness and voice of various
      celebrities   without   infringing  on  the  publicity   rights  of  those
      celebrities or their estates, as well as our ability to protect our intellectual property rights;
o The ability to successfully manage the litigation pending against us and to avoid future litigation; and
o The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

     The following tables sets forth, the results of operations by operating divisions for the period indicated:

                                                    For the quarter ended March 31, 1998
                             -------------- ------------- -------------- --------------- ------------------ ---------------
                                                                           Sub-Total
                                                                           Operating        On Stage              Total
                                Casino      Production      Theaters       Divisions      Entertainment       Consolidated
                             -------------- ------------- -------------- --------------- ------------------ ---------------
Net revenues.................$   2,075,918  $          -  $   1,648,568  $    3,724,486   $              -   $   3,724,486

Cost of revenues.............$   1,320,774  $     31,549  $   1,311,982  $    2,664,305   $              -   $   2,664,305
                             -------------- ------------- -------------- --------------- ------------------ ---------------
Gross profit(loss)...........$     755,144  $    (31,549) $     336,586  $    1,060,181   $              -   $   1,060,181

Selling, general &
 administrative..............$     284,021  $     43,104  $     342,200  $      669,325   $        711,122   $   1,380,447

Depreciation &
amortization.................$      41,151  $          -  $      20,414  $       61,565   $         77,564   $     139,129
                             -------------- ------------- -------------- --------------- ------------------ ---------------

Operating income (loss)......$     429,972  $    (74,653) $     (26,028) $      329,291   $       (788,686)  $    (459,395)

Interest expense, net........$        (20)  $          -  $      63,375  $       63,355   $          5,976   $      69,331
                             -------------- ------------- -------------- --------------- ------------------ ---------------
Net income (loss)............$    429,992   $    (74,653) $     (89,403) $      265,936   $       (794,662)  $    (528,726)
                            =============== ============= ============== =============== ================== ===============

                                           For the quarter ended March 31, 1999

                             -------------- ------------- -------------- --------------- ------------------- --------------
                                                                           Sub-Total
                                                                           Operating          On Stage          Total
                                Casino       Production     Theaters       Divisions        Entertainment    Consolidated
                             -------------- ------------- -------------- --------------- ------------------- --------------
Net revenues.................$  2,589,886   $     1,877   $  3,680,476   $   6,272,239    $              -   $  6,272,239

Cost of revenues.............$  1,644,778   $    172,764  $  3,632,967   $   5,450,509    $              -   $  5,450,509
                             -------------- ------------- -------------- --------------- ------------------ --------------
Gross profit (loss)..........$    945,108   $   (170,887) $     47,509   $     821,730    $              -   $    821,730

Selling, general &
administrative...............$    191,397   $         -   $    328,359   $     519,756    $       526,160    $  1,045,916

Depreciation &
amortization.................$     99,379   $     21,894  $     80,673   $     201,946    $        48,121    $    250,067
                             -------------- ------------- -------------- --------------- ------------------ --------------
Operating income (loss)......$    654,332   $   (192,781) $   (361,523)  $     100,028    $      (574,281)   $   (474,253)

Interest expense, net........$           -  $      1,124  $    356,890   $     358,014    $        51,297    $    409,311
                             -------------- ------------- -------------- --------------- ------------------ --------------
Net income (loss)............$    654,332   $   (193,905) $   (718,413)  $    (257,986)   $      (625,578)   $   (883,564)
                            =============== ============= ============== =============== ================== ==============

Quarter Ended March 31, 1998 versus Quarter Ended March 31, 1999

     Net Revenues. Revenues increased by $2,547,000 or $68.4% to $6,272,000 for the quarter ended March 31, 1999 compared to $3,725,000 for the quarter ended March 31, 1998. On Stage's revenue is derived from four principal operating segments: Casinos, Productions, Theaters and Corporate Management. Revenues from Events and Merchandise are included in the Casino and Theater segments.

o Casinos revenues were approximately $2,590,000 for the quarter ended March 31, 1999 compared to $2,076,000 for the quarter ended March 31, 1998, an increase of $514,000, or 24.8%. Contributing to this increase were increases in revenues at the Legends show at the Imperial Palace Hotel and Casino in Las Vegas, Nevada, the addition of new shows at the Taj Mahal Hotel and Casino and Hilton Hotel and Casino, both in Atlantic City, New Jersey, as well as the addition of a variety ice show at the River Palms Resort and Casino in Laughlin, Nevada.

o Production revenues were approximately $2,000 for the quarter ended March 31, 1999 compared to $0 for the quarter ended March 31, 1998. The increase was attributable to equipment rentals.

o Theaters revenues were approximately $3,680,000 for the quarter ended March 31, 1999 compared to $1,649,000 for the quarter ended March 31, 1998, an increase of $2,031,000, or 123.2%. This was primarily attributable to the inclusion of the Gedco asset acquisition.

     Costs of Revenues. Total costs of revenues were $5,451,000 for the quarter ended March 31, 1999 compared to $2,664,000 the quarter ended March 31, 1998, an increase of $2,787,000, or 104.6%. Costs of revenues increased to 86.9% of net revenues for the quarter ended March 31, 1999, as compared to 71.5% for the quarter ended March 31, 1998. This increase in cost of sales as percentage of revenues was primarily attributable to a change in the mix of our revenues due to the inclusion of the Gedco asset acquisition revenues, which have higher costs of revenues than our other business segments.

     Selling, General and Administrative. Selling, general and administrative expenses were approximately $1,046,000 for the quarter ended March 31, 1999 as compared to $1,381,000 for the quarter ended March 31, 1998, a decrease of $335,000, or 24.3%. Selling, general and administrative expenses decreased to 16.7% of net revenues for the quarter ended March 31, 1999, as compared to 37.1% for the quarter ended March 31, 1998. This is primarily attributable to our reduction of overhead associated with On Stage's discontinued "roll-out" strategy.

     Operating Loss. On Stage's operating loss was approximately $474,000 for the quarter ended March 31, 1999, compared to an operating loss of $460,000 for the quarter ended March 31, 1998, a decrease of $14,000, or 3.0%.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 1999 increased by $111,000, or 79.9% as compared to the quarter ended March 31, 1998. The increase was primarily due to capital additions to current shows, new shows, and an increase in assets as a result of the Gedco asset acquisition.

     Interest Expense, Net. Interest expense for the quarter ended March 31, 1999 increased by $340,000, or 492.8% as compared to the quarter ended March 31, 1998. The increase was primarily due to interest paid on the debt incurred from the Gedco asset acquisition.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have accrued no federal income tax for the quarter ended March 31, 1998. At March 31, 1998 and 1999, we had federal net operating loss carryforwards of approximately $3,025,000 and $7,185,000 respectively. Under
Section 382 of the Internal Revenue Code, certain significant changes in ownership that we are currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Seasonality and Quarterly Results

     Our business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues. The Gedco asset acquisition should also help to decrease the seasonality of our business since Gedco's revenue was historically less seasonal.

     The following table sets forth our net revenue for each of the last nine quarters ended March 31, 1999:

                                         Net Revenues ($ in thousands)

                                 March 31,             June 30,           September 30,       December 31,
Fiscal 1997..................     $ 2,719              $ 3,979               $ 5,071             $ 3,957
Fiscal 1998..................     $ 3,724              $ 8,245               $ 8,059             $ 7,819
Fiscal 1999..................     $ 6,272                 -                     -                   -

Liquidity and Capital Resources

General

     On Stage has historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. We anticipate, based on our proposed plans and assumptions relating to our operations, that our current cash, cash equivalent balances, anticipated revenue from operations and our working capital line are insufficient to fund our ongoing operations.

     On Stage intends to manage short-term liquidity concerns through the renegotiations of our expired working capital line, capital leases and mortgage facilities. We have either closed down or restructured any business units that were not generating positive cash flow. In addition, we have lowered selling, general and administrative expenses as a percentage of net revenues from 31.5% in 1997 to 22.4% in 1998 and continues to downsize and restructure our selling, general and administrative functions.

     For the quarter ended March 31, 1998, we had net cash deficit used by operations of approximately $1,017,000. As of March 31, 1998, we had approximately $1,195,000 in cash and cash equivalents. For the quarter ended March 31, 1999, we had net cash deficit used by operations of approximately $987,000. As of March 31, 1999, we had approximately $281,000 in cash and cash equivalents. The operating deficits for both quarters were primarily attributable to business seasonality.

     The net cash used in investing activities for the quarter ended March 31, 1998 of $12,762,000, was primarily attributable to direct acquisition expenses related to the Gedco asset acquisition. The net cash used in investing activities for the quarter ended March 31, 1999 of $12,000, was primarily attributable to capital expenditures.

     Net cash provided by financing activities for the quarter ended March 31, 1998 of $12,650,000, was primarily attributable to Imperial Credit's funding of $12,500,000 for the Gedco asset acquisition. Net cash provided by financing activities for the quarter ended March 31, 1999 of $74,000, was primarily attributable to notes payable from officer, and the issuance of common stock.

Working Capital

     At March 31, 1998, we had a working capital of approximately $298,000 primarily attributable to an increase in pre-paid tickets and monies received from the Gedco asset acquisition. At March 31, 1999, we had working capital deficit of approximately $17,139,000 which resulted primarily, from an increase in the accrued expenses, accrued payroll and other liabilities, note payable to officer, and the reclassification of the Imperial Credit mortgage loan to current liabilities. Because of the recurring losses, the working capital deficit and the loan defaults, our auditors have issued a going concern opinion for the year ended December 31, 1998.

Working Capital Line

     In May 1997, First Security Bank of Nevada issued a line of credit to us for up to $250,000. Borrowings under this facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. On March 28, 1998, First Security increased the line of credit from $250,000 to $1,000,000 and extended the expiration date of the line to March 25, 1999. We had drawn $1,000,000 on the line of credit. On April 29, 1999, we received a notice of default under the line of credit from First Security. In the notice of default, First Security asked On Stage to make a repayment proposal and provide additional information on or before May 3, 1999. While we are attempting to negotiate an extension or restructuring of this line of credit, there can be no assurance that our attempts to negotiate an extension or restructuring of this line of credit will be successful or that First Security will not take additional action to collect this debt.

Capital Equipment Financing Commitment

     On September 29, 1997, First Security Leasing Company, a Utah corporation, approved us for a $1,000,000 lease line of credit. Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001. We also received a notice of default under this lease line on April 29, 1999. While we are attempting to negotiate an extension or restructuring of this lease line, there can be no assurance that our attempts to negotiate an extension or restructuring of this lease line will be successful or that First Security Leasing will not take additional action to collect this debt.

Mortgage Financing Commitment

     On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation agreed to provide up to $20,000,000 of mortgage financing to On Stage. On the same date, we used $12,500,000 of said facility to fund the cash portion of the Gedco asset acquisition and related fees. We subsequently used $1,100,000 on June 30, 1998 to fund the cash portion of the Fox Family acquisition and $550,000 on October 7, 1998 for our working capital needs.

We have made January and February 1999 payments under this loan after the due date for those payments. As a result of those delinquencies, we have incurred late charges and default interest, which we have not paid. We are in default under the Imperial Credit facility and we are unable to borrow additional funds under the facility. As of May 17, 1999, we had made our payments to Imperial Credit due March 1, 1999, April 1, 1999 or May 1, 1999. We are currently negotiating with Imperial Credit to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to other defaults under the facility, including a breach of debt service coverage ratio warranties.

     In the event that First Security, First Security Leasing or Imperial Credit initiates foreclosure action against us or our assets, all or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities. We are attempting to renegotiate the terms of our credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing. There can be no assurance that our efforts will be successful. Year 2000

Year 2000

     On Stage believes that our accounting and financial reporting systems are Year 2000 ready or Year 2000 compliant. We have invested in the latest hardware and software and we have implemented standards that require Year 2000 compliance from all vendors. We do not anticipate any problems in maintaining this compliance in the future.

     However, we are still continuing to assess Year 2000 preparedness, through actively coordinating with vendors, creditors and financial organizations to prepare for possible repercussions of non-compliance. We are also undertaking exhaustive surveys in each of our geographic locations to further determine preparedness. We have hired Business Communications, Inc. to visit each site and physically re-certify that each machine, microprocessor and software program in use is Year 2000 compliant. We have allocated $50,000 to complete our certification program and we anticipate completion by June 30, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     On May 28, 1998, Silver State Property Management, a Nevada corporation, Roger A. Bergmann Enterprises, a Nevada corporation, and R.E. Lyle Corp., a Nevada corporation filed a complaint in the Second Judicial District Court of the State of Nevada, County of Washoe, alleging, among other things, that John
W. Stuart, acting as an agent, chairman of the board and chief executive officer of On Stage, breached an alleged oral agreement to purchase the Plaintiff's respective interests in the Legends in Concert production in Hawaii for an aggregate purchase price of $1,000,000. The case is currently in the discovery stage of litigation and the matter has been set for trial on September 20, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits & Reports on Form 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

     The registrant was not required to file any reports on Form 8-K for the three-months ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ON STAGE ENTERTAINMENT, INC.


Date: May 17, 1999                         /s/ John W. Stuart
                                           --------------------------------
                                           John W Stuart, Chairman and Chief
                                           Executive Officer



Date: May 17, 1999                         /s/ Pedro Perez
                                           --------------------------------
                                           Pedro Perez
                                           Chief Accounting Officer