Form 10KSB/A
period 1998-12-31
ON STAGE ENTERTAINMENT INC
filed 1999-05-21
CIK 1035514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20450
                              FORM 10-KSB/A No. 2

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

YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The registrant's revenues for the most recent fiscal year ended December 31, 1998 were $27,847,476.


The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on April 12, 1999 was $1.19.

The number of shares of the registrant's common stock outstanding as of April 12, 1999 was 7,572,046.


Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

                               TABLE OF CONTENTS

                                                            Page No.
                                                            --------

PART I...................................................     1

Item 1.  Description of Business.........................     2
Item 2.  Description of Property.........................     24
Item 3.  Legal Proceedings...............................     26
Item 4.  Submission of Matters to a Vote of
          Security Holders...............................     27

PART II..................................................     28

Item 5.  Market for Common Equity and Related
          Stockholder Matters.............................    28
Item 6.  Management's Discussion and Analysis
          or Plan of Operation............................    28
Item 7.  Financial Statements.............................    28
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........    28

PART III..................................................    29

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons, Compliance with Section
          16(a) of the Exchange Act........................   29
Item 10. Executive Compensation............................   31
Item 11. Security Ownership of Certain Beneficial
          Owners and Management............................   33
Item 12. Certain Relationships and Related Transactions....   35
Item 13. Exhibits, and Reports on Form 8-K.................   37

                                     PART I

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this Report, where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent On Stage from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements--include, the information provided under the heading "Description of Business-Risk Factors" in Item 1, as well as the following:

o    On Stage's dependence on our flagship Legends in Concert production and our principal production venues;
o The ability to successfully produce and market new productions and to manage the growth associated with the any new productions;
o Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;
o    The ability  to meet  our commitments  under our credit facilities,   which
     are currently in default, and to obtain alternative, additional financing on commercially reasonable terms;
o    The ability to continue as an ongoing  concern;
o The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish our services;
o Fluctuations in quarterly operating results and the highly seasonal nature of our business;
o The ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates, as well as our ability to protect our intellectual property rights;
o The ability to successfully manage the litigation pending against us and to avoid future litigation; and
o The results of operations which depend on numerous factors including, the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy. See "Description of Business-Risk Factors."

ITEM 1.  Description of Business

General


On Stage produces and markets live theatrical productions and operates live theaters and dinner theaters worldwide. We market our productions directly to audiences at theaters in resort and urban tourist locations. During 1998, On
Stage performed shows in the following live theaters and dinner theaters worldwide.



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

On Stage also markets our productions to commercial clients, which include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines. We have performed in locations such as the Illinois State Fair, MGM Grand Theme Park and Dollywood Theme Park; in locations as far away as Australia, Russia, China, Africa, Japan and the Philippines; and for major corporate clients such as McDonald's, Hewlett Packard, IBM, Pitney Bowes, Levi Strauss and Texaco.

For the years ended December 31, 1998 and 1997, approximately 40% and 25%, respectively, of On Stage's net revenue was generated from theaters and dinner theaters that we operate in resort and urban tourist markets; approximately 41% and 61%, respectively, of our net revenue was generated from live productions performed in gaming markets, predominantly Las Vegas and Atlantic City; and approximately 16% and 9%, respectively, of our net revenue was generated from sales to commercial clients other than casinos. The remaining 3% and 5%, respectively, of our net revenue was generated from merchandise and souvenir photography sales.

These percentages reflect the early results of On Stage's strategic objective to become the leading owner and operator of affordable live theatrical productions, dinner theaters and other location-based entertainment in North America. Our primary strategy is to build location-based entertainment clusters consisting of live theatrical productions and other forms of middle market entertainment including, for example, musical reviews and magic shows, in major tourist markets. Our plan is to achieve this strategy by:

o establishing a significant market presence through the acquisition of multiple entertainment venues with strong, predictable cash flows;
o pooling our contacts with ticket wholesalers, tour operators and individual ticket sellers; and
o rolling out a variety of successful entertainment concepts in the localities in which we establishe our presence.

Management believes this "clustering" strategy will reduce On Stage's financial exposure and will enhance our revenue by:

o increasing On Stage's visibility and market acceptance in a greater number of entertainment venues;
o enabling us to realize cost savings through the consolidation of sales and marketing and the elimination of duplicative administrative overhead; and
o enabling us to market productions traditionally performed in a particular venue in a greater number of venues or an array of markets.

On Stage believes that strong fundamentals for the consolidation of multiple entertainment venues and the establishment of location-based entertainment clusters exist, including:

o a large number of North American resort and urban tourist-driven locations;
o    fragmented ownership of location-based  entertainment businesses;
o ownership by individuals who lack the ability to capitalize on economies of scale in sales and marketing, operations, systems and capital formation;
o    ownership by individuals who lack a clear exit strategy;
o acquisitions characterized by predictable cash flows and the ability to leverage real and personal property;
o    numerous  cost  reduction  and revenue  enhancement  opportunities;
o    limited competition for acquisitions;  and
o    low acquisition  multiples (typically 4.0 - 5.0x EBITDA).

Given On Stage's current financial condition (as discussed in the heading "Risk Factors") our ability to pursue our strategic objectives will be severally limited.

On Stage was incorporated on October 30, 1985 under the laws of the state of Nevada as Legends in Concert, Inc. Subsequently, on August 7, 1996, On Stage changed its name to On Stage Entertainment, Inc. Our principal executive offices are located at 4625 West Nevso Drive, Las Vegas, Nevada 89103, and our telephone number is (702) 253-1333.

DEVELOPMENTS DURING 1998

Gedco USA, Inc. Acquisition - March 1998

On March 13, 1998, we purchased assets of Gedco USA Inc., a Florida corporation, for $14 million. We utilized $11.5 million of our mortgage financing facility with Imperial Commercial Credit Mortgage Investment Corporation, or ICCMIC, and 595,238 shares of our common stock valued at $4.20 per share, or $2.5 million worth of our common stock, to fund this transaction. Included in the purchase were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast and Blazing Pianos located in Orlando, Florida, and the Fort Liberty retail shopping complex, which includes the Wild Bill's Dinner Theater, located in Kissimmee, Florida, and Wild Bill's Dinner Theater located in Buena Park, California. For the year ended December 31, 1997, audited revenues of the assets purchased were $13.9 million and earnings before interest, taxes, depreciation and amortization were $2.7 million.

Kodak Relationship - June 1998

On June 3, 1998,  On Stage and Kodak  Themed  Entertainment,  a division  of the
Eastman Kodak Company that is interested in developing a branded imaging presence in key entertainment environments, executed a letter of intent. This letter of intent contemplates the joint development of retail outlets known as Kodak On Stage Fantasy Stores. The Fantasy Stores will incorporate Kodak's digital photographic technology with live impersonators from Legends in Concert to create a unique and entertaining retail experience, blending the strengths of Kodak's brand and products with the "star power" provided by On Stage's impersonators. The retail store will include Legends merchandise, licensed themed clothing, souvenirs of legendary superstars, Kodak traditional photographic products and Kodak proprietary digital photographic products featuring licensed character images from The Walt Disney Company, Warner Bros. Studios and Universal Studios. We are currently evaluating initial launch sites in New York, Las Vegas and Los Angeles.

Kodak and On Stage have also agreed to share revenue generated by the operation of digital photography systems to be provided by Kodak in some of our theaters under a digital imaging systems agreement we executed on June 3, 1998. The new systems are currently in place in our entertainment venues in Myrtle Beach, South Carolina, Branson, Missouri and Buena Park, California.


Calvin Gilmore Productions, Inc. Acquisition - June 1998

On June 30, 1998, On Stage purchased certain assets of Calvin Gilmore Productions, Inc., a subsidiary of Fox Family Worldwide, Inc., Myrtle Beach's oldest and largest live theater operator, for approximately $2.0 million, consisting of $1.0 million in cash and 206,612 shares of common stock at a price of $3.50 per share. On Stage used $1.1 million of our mortgage financing facility with Imperial Credit to fund the cash portion of the purchase price. The assets acquired in the transaction include fee simple title to the Legends Theater and a leasehold interest in the Eddie Miles Theater.

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

Substantial Indebtedness Incurred

During 1998, On Stage received mortgage financing from Imperial Credit and extended our existing credit facilities with First Security Bank of Nevada and First Security Leasing Company in order to fund our existing operations and finance our growth strategy with future acquisitions. On Stage has been unable to service our substantial indebtedness and is, consequently, in default under these facilities. See Existing Defaults under Credit Facilities" below.

Industry Background

On Stage has focused our clustering efforts in North American resort and tourist markets. In 1996, international and domestic travelers spent over $473.0 billion on travel and tourism within the U.S. The table below outlines the spending of domestic and international travelers within the U.S. for the past 10 years.

[Bar Graph Representing 10-Year Growth Tourism Expenditures in the U.S. omitted]

According to the Travel Industry Association's National Travel Survey, of the 715 million trips taken in 1997, over 61% were pleasure trips. In 1997, the most popular 10 states among U.S. travelers were California, Florida, New York, Texas, Illinois, Nevada, Hawaii, New Jersey, Pennsylvania and Georgia. In 1998 On Stage ran productions in seven of these 10 states and has identified potential acquisitions in the other three. Below is a chart illustrating the top ten states by traveler expenditures.

[Bar Graph Representing Travel Expenditures by State omitted]

According to the Travel Industry Association of Americans, theme park and entertainment attractions are one of the top six types of family vacation destinations. While the most popular destinations include the top gaming sites, Las Vegas, Nevada and Atlantic City, New Jersey, and the top theme park sites, Orlando, Florida and Los Angeles, California, several emerging resort locations such as Myrtle Beach, South Carolina and Branson, Missouri were also included.

Set forth below, is general information on the key markets in which On Stage operated in 1998.

Anaheim /Buena Park, California

Anaheim/Buena Park, California, home of Disneyland, hosted 37.5 million visitors in 1997, according to the Anaheim/Orange County Visitors & Convention Bureau. Visitors spent approximately $5.6 billion, of which $1.3 billion was spent on entertainment. In Buena Park alone, over $81 million was spent on entertainment in 1997. The Anaheim Convention Center, in conjunction with Disneyland, has announced a plan to spend over $2 billion over the next five years to revitalize the convention center and surrounding areas, and expand Disneyland. Expansion plans for Disneyland include the construction of:

o    a 750-room Craftsman-style hotel;
o    a second theme park to be named "Disney's  Californian  Adventure;" and
o a 200,000 square foot entertainment, dining and retail complex joining the two theme parks.

We believe this new investment will increase tourism to this market with potentially positive results for other entertainment suppliers. In March 1998, we acquired Wild Bill's Dinner Extravaganza which performs at the Wild Bill's Dinner Theater in Buena Park, California. Buena Park is in close proximity to Anaheim, California.

Atlantic City, New Jersey

In 1997, Atlantic City received approximately 37 million visitors according to the Atlantic City Convention and Visitors Bureau. On Stage currently produces Legends at Bally's Park Place in Atlantic City, and various productions at the Trump Taj Mahal, and we have produced numerous other shows in this market including the Atlantic City Swing at the Atlantic City Hilton, Magic!, Magic!, Magic! at the Showboat Hotel and Casino, Cabaret on Ice at Trump's Castle, and Bon Voyage and The Atlantic City Experience at Bally's Park Place. Furthermore, we are aware of at least two new casino hotel projects under development in Atlantic City and we believe that these will also contain showrooms for live entertainment.

Branson, Missouri

Branson is less than a one-day drive for half of the U.S. population and is a popular vacation destination. The Branson Chamber of Commerce reported that in 1997, Branson attracted six million visitors. Branson is home to 40 entertainment venues with over 70 live productions. The live entertainment industry in Branson is atypical of other theater districts, with shows beginning mid-morning and continuing throughout the day and into the evening. On Stage has presented Legends in Branson since 1995 for limited runs, with successful results to date. Legends is currently being performed in Branson at the Legends Family Theater.

Myrtle Beach, South Carolina

Myrtle Beach, which has 99 golf courses and 11 live theatrical venues, was, according to BYWAYS magazine, ranked the second most highly preferred motor coach destination in the United States in 1997. The Myrtle Beach Chamber of Commerce reported that 13.4 million people visited Myrtle Beach in 1997 and spent approximately $2.6 billion. Visitors, according to the Myrtle Beach Chamber of Commerce, have an average stay of 5.7 days. On Stage resident Legends production at the Legends Theater at Surfside Beach (located just South of Myrtle Beach in beautiful Surfside Beach) opened in March 1995, and is known as one of the top shows in town.

Las Vegas, Nevada

In 1997, Las Vegas had over 30 million visitors, according to Las Vegas Convention and Visitors Authority, an increase of almost 30% since 1993, and spent $25 billion. Las Vegas has 80 hotels and casinos and 35 different live productions. Visitors to Las Vegas, according to Las Vegas Convention and Visitors Authority, spent an average of $33.24 a day on shows during an average
4.5 day stay per visitor. According to the Las Vegas Visitor Profile Study, of these 30 million visitors, 48% attended shows during their stay, up significantly from 40% in 1994.

Of those people that attended shows, almost 78% attended a regularly scheduled production show. On Stage's Legends has been playing at the Imperial Palace in Las Vegas since 1983 and On Stage has produced numerous limited engagements and other shows in Las Vegas.

Laughlin, Nevada

Laughlin, Nevada is another emerging tourist market in close proximity to Las Vegas. According to the Laughlin Visitor's Bureau, five million people visited Laughlin in 1997 and spent an average of $187 per day. In 1997, visitors to Laughlin spent almost $20 per day on shows and stayed an average of 3.5 days. In 1998, On Stage began performances of Spice'N Ice, an ice skating extravaganza at the River Palms Hotel & Casino.

Orlando, Florida

Orlando is one the most popular destination cities in the United States and was voted as the number one theme park destination in 1996 by the National Tourism Association. According to Orlando's Visitors Bureau, approximately 36.5 million tourists visited Orlando in 1997 and spent $15.9 billion. In 1997, the Orlando Visitor's Bureau reported that visitors spent $3.3 billion on entertainment and stayed for an average of 3.7 days. Orlando's hotel industry is meeting the demands of visitors, with over 85,000 hotel rooms available in 1996, an 8% growth over the prior four years. In March 1998, On Stage acquired King Henry's Feast, Wild Bill's Dinner Extravaganza and Blazing Pianos, all located within the greater Orlando area.

Toronto, Ontario

Toronto is the tenth largest metropolitan area in North America and the third largest English-speaking theater market in the world after London and New York according to Tourism Toronto, the official tourism sales and marketing agency for the Toronto region. Approximately 20.2 million tourists visited Toronto in 1997 and spent approximately $3.3 billion. Of the $3.3 billion spent, $193 million was spent on entertainment. Tourism Toronto estimates average spending per person to be approximately $93 per day. Toronto is home to 83 live productions in 39 live entertainment venues including On Stage's Legends production featured at the Sheraton Centre Hotel which ran from May of 1998 through April of 1999.

Other Potential Urban and Resort Markets

We believe that there are numerous other emerging urban and resort tourist markets, both in the United States and Canada, where the demand exists for quality, affordable live entertainment. We believe that the following urban and resort tourist locations may be suitable for the acquisition, production and marketing of location-based entertainment:

                 Chicago                Niagara Falls
              Corpus Christi               Orlando
                  Miami                    Phoenix
                Montreal                Pigeon Forge
              New Orleans                 San Diego
             New York City              San Francisco
          South Padre Island              Vancouver


OTHER COMMERCIAL CLIENTS

On Stage has also produced limited-run Legends shows in the last five years for other types of commercial clients, including:

o    theme parks--Six Flags-MGM Grand Theme Park, Lotte World in Korea;
o    cruise ships--Royal  Caribbean Cruise Lines,  Singapore  Cruise  Lines; and
o    major  fairs--Dade  County  Youth Fair, Illinois  State  Fair.

In addition, in 1997 and 1998, On Stage produced approximately 185 and 172 events, respectively, for corporate clients, such as McDonald's, Bell South, Home Depot, IBM, Norwest Bank, and Anheuser Busch.

Show Offerings

Since our inception, On Stage has developed, produced or acquired many different productions. These productions include Legends, other tribute shows, a variety of musical reviews, magic shows, ice skating productions and specialty shows. The principal productions currently produced by On Stage are as follows:

Legends in Concert

Our flagship Legends in Concert production is a live theatrical tribute show featuring impersonators who recreate past and present music and motion picture superstars. Legends is the longest running independently produced production in Las Vegas and Atlantic City. Based on our access to approximately 75 different Legends tribute acts, we can tailor each tribute show to suit the unique demographics of any audience and the size of any venue, and we have been able to attract significant repeat business by varying regularly the composition of the acts in our shows. In 1998, full-time resident Legends productions were performed in Atlantic City, New Jersey; Berlin, Germany; Branson, Missouri; Las Vegas, Nevada; Myrtle Beach, South Carolina; and Toronto, Canada.

Wild Bill's Dinner Extravaganza

As a result of the Gedco Acquisition, we acquired Wild Bill's Dinner Extravaganza, a two hour dinner show that features the best of the Wild West. The show includes Indian tribal dances, gun fighting, and showgirls. The show runs every day throughout the year at the Wild Bill's Dinner Theater at our Fort Liberty Complex in Kissimmee, Florida and the Wild Bill's Dinner Theater in Buena Park, California.

King Henry's Feast

As a result of the Gedco Acquisition, we acquired King Henry's Feast, a two hour dinner show that takes the patrons back to the time of King Henry VIII. The show includes a sword swallower, a jester, a trapeze act and a sword fight. The show runs every day throughout the year at our King Henry's Feast Castle located in Orlando, Florida.

Blazing Pianos

As a result of the Gedco Acquisition, we also acquired Blazing Pianos, an interactive piano bar featuring three talented comedic piano players and vocalists, who simultaneously play song requests from patrons on separate pianos. The shows runs nightly throughout the year at the Blazing Pianos Bar in Orlando, Florida.

Spice 'N Ice

Spice 'N Ice combines performances by world class skaters with adagio and comedic skits by skating clowns, dancers and ensemble skating. Currently, Spice 'N Ice runs at the River Palms Casino in Laughlin, Nevada.

PRODUCTION ECONOMICS

Most financial structures for theatrical productions in theaters in resort and urban markets and in larger casinos are based on the "four-wall" method of expense and revenue allocation between the producer and the client, while those produced for clients, such as smaller casinos, corporations, fairs, cruise lines and theme parks, are typically "contracted productions" are generally produced for a fixed or "guaranteed" fee.

The four "walls" of any live theatrical production can be illustrated as follows:

[Graphic presenting the "four walls" of live theaterical production described in following paragraph]

On Stage generally operates our resident productions in resort and urban tourist markets and in Las Vegas casinos under either a "four-wall" arrangement or a "two-wall" arrangement. Under the "four-wall" arrangement On Stage assumes the responsibility for the cost of the theater, whether leased or purchased, and all other expenses associated with the presentation of the production, including:

o    the  artistic  aspects of the production of a show;
o    the technical requirements  associated with producing a show;
o    the promotion of a show; and
o    ticket sales,  concession sales and  maintenance.

In return for assuming full responsibility for the cost of presenting the production under a "four wall" arrangement, On Stage is entitled to 100% of the revenues, profits and/or losses generated by a show under that arrangement.

Under the "two-wall" arrangement, the client owns or manages the theater. On Stage and the client are responsible for two of the costing responsibilities, or "walls," described above. On Stage and our client share revenue generated by a show under this arrangement; each retains an agreed percentage of the show's revenues.

Shows produced under either of these two arrangements are referred to as "at-risk" shows, because our revenues are dependent upon customer attendance levels. Our resident Legends shows at Myrtle Beach, South Carolina and Toronto, Canada are examples of "four-wall" arrangements, and our Legends show at the Imperial Palace in Las Vegas, Nevada is an example of a "two-wall" arrangement. Although most contracts of this type are by their nature short-term, clients typically renew their contracts or host a variety of our productions on a regular basis.

On Stage also operates "low-risk" productions where the client is responsible for all non-production related expenses and retains all revenue generated from ticket sales. In these arrangements, On Stage is responsible for all production related expenses--performers, orchestra, dancers and company manager--and we typically receive a guaranteed weekly fee, regardless of attendance levels. This is a typical structure for shows sold to commercial clients, such as corporations, fairs and theme parks, and to casinos outside the Las Vegas, Nevada market. Our Legends show at Bally's Park Place in Atlantic City, New
Jersey is an example of a "low-risk" arrangement. Although many of these contracts are short term, clients typically renew their contracts on a regular basis.

CORPORATE STRUCTURE

On Stage Casino Entertainment, Inc.

On Stage has been a leading provider of live entertainment to casinos for over 15 years.

In 1998, On Stage Casino Entertainment had long running productions in the following locations:

------------------- ----------------------- ----------------------------------
     Venue                    City                   Type of Structure
------------------- ----------------------- ----------------------------------
Imperial Palace          Las Vegas                      "Two-Wall"
Bally's Park Place       Atlantic City                Guaranteed Fee
River Palms Casino       Laughlin                     Guaranteed Fee
Trump's Taj Mahal        Atlantic City                Guaranteed Fee
Atlantic City Hilton     Atlantic City                Guaranteed Fee
------------------- ----------------------- ----------------------------------

On Stage Theaters, Inc.

Upon completion of the Gedco asset acquisition, we formed On Stage Theaters, Inc., a wholly-owned subsidiary created to manage our theaters from our offices in Orlando, Florida. During 1998, On Stage operated seven live theater productions, managed the sublease of the Eddie Miles Theater and produced one show under contract in the following locations:

-----------------     --------------   -----------   ------------- ------------
Venue                    City          # of Seats      Own/lease/     Date of
                                                       contracted    expiration
-----------------     --------------   -----------   ------------- ------------
Contracted
 Productions:

Lily Langtry
 Dinner Theater        Valley Forge, PA     500        Contracted        1/00

"Four -  Wall"
   Productions:

Blazing Pianos Bar     Orlando, FL          400        Lease             10/00
Eddie Miles Theater    N.Myrtle Beach, SC   946        Lease             12/04
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

On Stage Events, Inc.

On Stage Events creates numerous types of special entertainment events for corporate clients such as casinos, fairs, theme parks, cruise lines and corporations. These events utilize On Stage's inventory of props, decorations, sound, lighting and costumes. In addition to creative custom-designed events, this business segment has in-stock, unique interactive shows, as well as stage shows, which have played for long runs at theaters and casinos and are now available for private events. On Stage Events has typically produced either interactive dinner shows or theme parties, such as Las Vegas Spectacular, a theme party in which a casino is created and participants are allowed to gamble as if they were in a Las Vegas casino. In 1998, the division had sales offices in Atlantic City, New Jersey, Atlanta, Georgia, Palm Springs, California and Las Vegas, Nevada. Examples of our corporate clients are:

Illinois State Fair       Dollywood Theme Park        Hyatt Hotels Worldwide
MGM Grand Theme Park      McDonald's                  Six Flags Over Georgia
Hewlett Packard           IBM                         National Football League
Levi Strauss              Texaco                      Xerox

On Stage Merchandise, Inc.

On Stage Merchandise sells merchandise at all of its venues in tourist locations and, if permitted, in client venues. Merchandise includes logo clothing, keychains, magnets, pins, canvas tote bags and coffee mugs, plus specialty licensed merchandise featuring On Stage's more popular Legends acts such as Elvis, the Blues Brothers and Marilyn Monroe. In addition, this wholly-owned subsidiary sells autographed photographs of impersonators or other headline acts posing with audience members, for which it pays nominal royalties to featured performers. We believe that our relationship with Kodak Themed Entertainment will further augment revenues from merchandising. See "Developments During 1998".

On Stage Productions, Inc.

On Stage Productions is located in Las Vegas, Nevada. This division is capable of simultaneously producing multiple shows of varying complexity. Among its responsibilities are choreography, costume, talent, lighting and sound. We intend to produce multiple shows in each locality in which we have established ourself through this single, centralized production facility.

CORPORATE OPERATIONS

Sales and Marketing

Since many people plan to attend a specific live performance prior to leaving for vacation, it is imperative that On Stage market to potential customers before they arrive at their destination. The development and maintenance of amicable, professional relationships with individual sales representatives and individuals working in group sales offices is, therefore, essential to our clustering strategy. At some point in the future, we may invest in or acquire receptive operators.

On Stage generally targets mass market audiences with average prices for our productions ranging from $20.00 to $40.00 per adult ticket. Show pricing is determined by competition in the local marketplace and is typically neither the lowest nor the highest in a particular market. Once ticket pricing has been determined, the composition of the show--number of headline acts, singers, dancers, orchestra, technicians, etc.--and facility and equipment requirements are adjusted so that each show will generate profits based upon projected attendance. We distribute, from time to time, show coupons offering discounts of up to 20% on individual ticket purchases, and offer volume discounts of up to 60% to ticket and tour wholesalers buying large blocks of tickets.

Advertising and Promotion

On Stage provides advertising and publicity support and seeks major ongoing media coverage for all of our shows through our network of media contacts. Exposure on television and radio, and in national periodicals, major metropolitan newspapers, and local tourist entertainment guides has served to promote On Stage's shows both regionally and nationally. Over the last three years, publicity for On Stage included appearances at the 1996 Miss Universe Pageant, Jay Leno's Tonight Show from Las Vegas, Nevada, VH1's Route 96, CNN's Burden of Proof and on Wheel-of-Fortune. In February 1999, our Legends Show in Branson, Missouri was featured on a winter season special on The Nashville Network.

Advertising designed to target the individual tourist includes newspaper and magazine print ads, television and radio commercials, airport videos and signage, billboard and outdoor advertising, transit advertising, and brochures placed in areas with a high concentration of tourists (such as visitor and tourist welcome centers). In some resort markets, such as Myrtle Beach, South Carolina and Branson, Missouri, advertising commences up to one year in advance of a show's opening, and includes direct mail campaigns, attendance at consumer and travel trade shows, and placement of print ads in travel and trade publications. Within casinos and hotels, table tent cards, coupons, flyers and brochures are placed in each guest-room, restaurant and lounge, whenever possible, and promotional show videos are broadcast on in-house television systems. As On Stage begins to control other pieces of the distribution chain, and forms entertainment clusters, traditional advertising and promotion costs can be decreased due to economies of scale.

Competition

The leisure and entertainment market, which includes the market for live theatrical productions, is highly competitive. Many of our markets contain a large number of competing live theatrical productions. In resort and urban tourist locations, we compete for ticket sales with other live productions and headline stars, many of whom have better name recognition and greater financial and other resources.

The live theatrical entertainment industry is highly fragmented and contains many small, independent production companies and several major production companies. On Stage competes with these production companies for the most desirable commercial and tourist venues, and for talent and production personnel. Major production companies in our markets include Feld Entertainment Productions, Blair Farrington Productions and Dick Foster Productions in Las Vegas, and Greg Thompson Productions in Seattle. In addition to competition from major production companies, which produce other forms of live theatrical shows, we also compete directly against a large number of smaller independent producers who sometimes produce tribute or impersonator shows. However, we believe that only one of these competitors, Spring Time Productions, produces such shows on a continuous basis in more than one location, and therefore presently offers any material competition. Spring Time Productions currently produces its American Superstars impersonator show at the Stratosphere Hotel and Casino in Las Vegas, Nevada and at the Grand Casino in Gulfport, Mississippi.

In Orlando, Florida and Buena Park, California, where On Stage operates dinner theaters, other major competing dinner theater shows include Medieval Times, Arabian Nights, and Wizards. The dinner theater market is highly competitive and we compete with other forms of live entertainment in addition to the dinner theaters, primarily theme parks.

Talent


On Stage has featured approximately 175 impersonators and numerous variety acts (magicians, aerial acts, jugglers, clowns, sword fighters, jesters and comedians), singers, dancers, musicians and musical directors in our productions, and we regularly receive promotional materials from individuals who are eager for work. An average of 30 inquiries are received per month, and for every working performer, we have access to approximately three potential performers. We periodically hold auditions for new impersonators, singers, and dancers in Las Vegas, Nevada, Atlantic City, New Jersey, Myrtle Beach, South Carolina and Los Angeles, California, and we often view acts in outside show environments and clubs.

All performers receive creative and professional support from On Stage's various in-house personnel. On Stage employs choreographers to work with new and existing entertainers to develop their skills and improve their confidence on stage. Utilizing our in-house music library, musical arrangements are developed for new and existing performers and digital audio tapes are developed for principal acts. Our in-house wardrobe personnel, together with several well established costume designers, create new performers' wardrobes and update the wardrobes of existing talent. We contract with an independent photographer to provide promotional photographs of the headline acts and employ a writer to prepare professional biographies and press releases.

On Stage believes we are the premier producer of impersonator shows worldwide and that we have the ability to offer a variety of consistent work to our acts by rotating them among our different shows and events. On Stage's musicians, singers, dancers and production personnel are generally employees of On Stage, while headline acts, including the impersonators utilized in our tribute shows, are treated as independent contractors in accordance with industry practice.

Intellectual Property

On Stage has filed the following intellectual property marks:

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

We anticipate filing applications for protection of our Legends service mark in France, South America, China and several other foreign countries, as appropriate. We believe we either own or have appropriately licensed all of the intellectual property rights required to perform our shows in the manner in which they are currently produced, including, the right to publicly present and otherwise perform all non-dramatic copyrighted musical compositions pursuant to musical licenses with Broadcast Music, Inc. (BMI) and American Society of Composers, Authors and Publishers (ASCAP).

We typically require our independent contractors, employees, consultants and advisors to execute appropriate confidentiality and non-competition agreements in connection with their employment, consulting or advisory relationship with us.

Government Regulation

Providing entertainment to the casino gaming industry may subject On Stage to various licensing regulations. We are regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission pursuant to the New Jersey Casino Control Act. Our current casino service industry license from the New Jersey Casino Control Commission was issued on January 17, 1997 and expires on September 30, 1999. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of On Stage to determine our suitability for licensure. Management believes that we are not required to obtain a license to provide our services to casinos in Nevada or in any other jurisdictions in which we operate, other than New Jersey. The Nevada Gaming Control Board and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. Additionally, many of the casinos mandate that a production company is either properly licensed in accordance with the local gaming laws before it will contract for their services.

In addition, On Stage leases or owns certain of the theaters for our new brand-name resident productions, thereby absorbing all costs and risks associated with producing the show in order to retain 100% of the show's profits. Producing shows under this "four-wall" arrangement may require us to obtain and maintain certain local licenses and permits as we were required to obtain for the opening of our Myrtle Beach show, a"four-wall" production. These licenses and permits could include, amusement licenses, music licenses (i.e., BMI or ASCAP), business licenses, liquor licenses, retail sales tax licenses, food and beverage licenses and a health inspection rating (if dairy products and/or hot food, other than popcorn, is to be sold). Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder our expansion plans. In addition, the suspension of, or inability to renew, a license needed to operate any of our currently running productions would adversely affect our operations.

Employees


As of March 25, 1999, On Stage employed approximately (a) 207 full-time employees, including 51 entertainers, 37 theater operations personnel, 17 production personnel, 25 food & beverage personnel, 40 administrative personnel, 20 marketing personnel, 8 box office/concession personnel and nine executive officers; and (b) 402 part-time employees. None of our current employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

EXISTING DEFAULTS UNDER CREDIT FACILITIES

Working Capital Line

In May 1997, First Security Bank of Nevada issued a line of credit to us for up to $250,000. Borrowings under this line of credit bear variable interest at 1.5% over the First Security Bank of Idaho's index 10% per year as of the facility's inception--and are due on demand. John W. Stuart has personally guaranteed this line of credit.

On March 28, 1998, First Security agreed to increase this line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, On Stage had drawn $1,000,000 on the line of credit. As of March 31, 1999, On Stage had failed to pay off any part of the line of credit and is in default under its terms. We are continuing to negotiate with First Security to either extend the line of credit or convert it into a term loan facility. On April 29, 1999, we received a notice of default under the line of credit from First Security. In the notice of default, First Security asked On Stage to make a repayment proposal and provide additional information on or before May 3, 1999. While we are attempting to negotiate an extension or restructuring of this line of credit, there can be no assurance that our attempts to negotiate an extension or restructuring of this line of credit will be successful or that First Security will not take additional action to collect this debt.

Capital Equipment  Financing  Commitment

On September 29, 1997, First Security Leasing Company, a Utah corporation, approved On Stage for a $1,000,000 lease line of credit. Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001. We also received a notice of default under this lease line on April 29, 1999. While we are attempting to negotiate an extension or restructuring of this lease line, there can be no assurance that our attempts to negotiate an extension or restructuring of this lease line will be successful or that First Security Leasing will not take additional action to collect this debt.

Mortgage Financing Commitment

On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation agreed to provide up to $20,000,000 of mortgage financing to On Stage. On the same date, we used $12,500,000 of said facility to fund the cash portion of the Gedco asset acquisition and related fees. We subsequently used $1,100,000 on June 30, 1998 to fund the cash portion of the Fox Family acquisition and $550,000 on October 7, 1998 for our working capital needs. Concurrently with the Imperial Credit financing, Mark Karlan, the President of Imperial Credit, was named a member of On Stage's board of directors, filling a vacancy created by the resignation of Kenneth Berg. We made our January, February and March 1999 payments under this loan after the due date for those payments. As a result of those delinquencies, we have incurred late charges and default interest, which we have not paid. We are in default under the Imperial Credit facility and we are unable to borrow additional funds under the facility. As of May 3, 1999, we had not made our payments to Imperial Credit due April 1, 1999 or May 1, 1999. We are currently negotiating with Imperial Credit to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to other defaults under the facility, including a breach of debt service coverage ratio warranties.

In the event that First Security, First Security Leasing or Imperial Credit initiates foreclosure action against us or our assets, all or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities. We intend to renegotiate the terms of our credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing. There can be no assurance that our efforts will be successful.

Delisting Inquiry

On April 20, 1999, On Stage received a letter of inquiry from The Nasdaq Stock Market, Inc. requesting that we submit a detailed letter describing our plans to address the specific items that led to the issuance of a "going concern" opinion from our independent auditors. The letter further requested a discussion from us as to why we believe we will be able to sustain compliance with the continued listing standards of The Nasdaq SmallCap Market. We are required to provide a responsive answer by June 4, 1999. If we are unable to timely develop a responsive answer or Nasdaq does not find our answer acceptable, our common stock may be delisted from The Nasdaq SmallCap Market under Nasdaq's rules.

RISK FACTORS

Existing Defaults Under Credit Facilities. During 1998, On Stage received mortgage financing from Imperial Credit Commercial Mortgage Investment Corporation and extended our existing credit facilities with First Security Bank of Nevada and First Security Leasing Company to fund our existing operations and finance our growth strategy with future acquisitions. We have been unable to service our substantial indebtedness and we are, consequently, in default under those facilities.

We are continuing to negotiate with First Security to either extend the line of credit or convert it into a term loan facility. We are also discussing with Imperial Credit a possible restructuring of their loans. On April 29, 1999, On Stage received a notice of default under the line of credit from First Security. In the notice of default, First Security asked us to make a repayment proposal and provide additional information. We have provided additional information to First Security and are currently discussing various restructuring options with First Security. While we are attempting to negotiate an extension or restructuring of all of our loans, there can be no assurance that our attempts to negotiate an extension or restructuring of our debt will be successful or that either or both of Imperial Credit or First Security will not take additional action to collect their debt.

Need for Additional Financing. On Stage's cash, cash equivalent balances and anticipated revenues from operations will not be sufficient to fund our current operations or to service our substantial indebtedness under our existing credit facilities. We must restructure our existing indebtedness or obtain additional sources of financing in order to avoid foreclosure under these credit facilities. There can be no assurance that we will be able to negotiate a restructuring or that funds will be available to us. We will not be able to pursue our growth strategy if we are not able to obtain additional financing and, as a result of our financing difficulties, we are currently reevaluating our growth strategy. We have no current arrangements with respect to, or potential sources of, additional financing, and any inability to obtain financing could cause us to curtail, delay or eliminate present or anticipated productions, or to fund those productions through arrangements with third parties that may require us to relinquish rights to substantial portions of our revenue, which may result in foreclosure under our existing credit facilities.

Increased Operating Expenses. Increased operating expenses in connection with our recent acquisitions or our proposed expansion plans, delays in the introduction of new productions and factors adversely affecting our current productions, could have a material adverse effect on our future operating results. There can be no assurance that we will continue to generate significant net income in the future or that our future operations will be profitable.

Dependence on Legends. To date, our revenue has been limited largely to the production of Legends. Our future success will depend, to a significant extent, on our ability to successfully produce and market Legends shows in other venues. To the extent we are unsuccessful in expanding the production of Legends, or to the extent the Legends production concept ceases to be successful or profitable for us, there will be a material adverse effect on us.

Reliance on Principal Production Venues . On Stage anticipates that we will continue to rely upon our six current largest revenue producing show sites, including our resident Legends productions in Las Vegas, Nevada, Branson, Missouri and Myrtle Beach, South Carolina, as well as our King Henry's Dinner Theater in Orlando Florida, Wild Bill's Dinner Theater in Buena Park, California and Wild Bill's Dinner Theater in Kissimmee, Florida, for the substantial majority of our revenue. The loss of all or a substantial portion of the business generated at those venues or the termination or impairment of contractual relationships that make some of these venues available to us would have a material adverse effect on us.

Risks Associated with Proposed Acquisition Strategy. If we are able to pursue our expansion plans, we intend to pursue strategic acquisitions of, or joint ventures with, independent production companies, and to market our brand name products to the established customer bases of any acquired companies, in order to increase revenues and market share. In addition, we intend to acquire additional established, brand-name shows which we believe have the potential to be successful in new markets. We have planned to enter into these types of arrangements on a shared revenue and/or profit basis and to make these acquisitions through limited equity distributions rather than through cash payments or investments. In addition, if our stock price is too low, we may not be able or willing to use our common stock in acquisitions. There may, in the future, be attractive acquisition candidates for which cash funding is our only choice, in which case, any acquisitions will likely be contingent upon us acquiring additional financing. There can be no assurance that we will be able to acquire financing or, even with additional financing, that we will be able to acquire acceptable production companies or shows, nor can there be any assurance that we will be able to enter into beneficial joint ventures on commercially reasonable terms or in a timely manner. Furthermore, we can provide no assurance that any acquired customer bases will be receptive to our productions or that we will be able to successfully develop any acquired shows. To the extent we effect an acquisition or joint venture, there can be no assurance that we will be able to successfully integrate into our operations any business or productions which we may acquire. Any inability to do so, particularly in instances in which we make significant capital investments, could have a material adverse effect on us. In addition, there can be no assurance that any acquired business will increase our revenue and/or market share or otherwise improve our financial condition.

Competition. The leisure and entertainment market, which includes the market for live theatrical productions, is highly competitive, and many of On Stage's markets contain a large number of competing live theatrical productions. In resort and urban tourist locations, we compete for ticket sales with the producers of other live productions, many of whom have greater financial and other resources than we do and/or feature productions and headline stars with greater name recognition than those we have. In addition, we compete with other production companies for the most desirable commercial and tourist venues and for talent and production personnel. Any inability to secure those venues or personnel could have a material adverse effect on us. In addition, one or more of the commercial venues in which we currently have, or plan to have, a live production show could decide to self-produce its live entertainment needs. There can be no assurance that we will be able to secure alternative venues for displaced productions or that those alternative venues could be secured under similar or favorable terms.

Availability of Talent and Lack of Long-Term Contracts. On Stage's future success will depend largely upon our ability to attract and retain personnel sufficiently trained in performing arts and theatrical production, including singers, dancers, musicians, choreographers and technical personnel. We maintain rigorous standards with respect to the abilities and level of experience of these personnel in order to ensure consistency, quality and professionalism in our productions. This may make it more difficult for us to obtain qualified personnel. Moreover, that difficulty is compounded by the fact that Legends, our flagship production, features impersonators of past and present superstar vocalists. Because these headline performers must look, sound and act like specific celebrities, the pool of performers from which we can choose is significantly reduced. In addition, while our musicians, singers, dancers and production personnel are generally employees, our headline acts are independent contractors who enter into new contracts with us for each new show or venue in which they perform. We do not maintain any long-term contracts with our performers. We will need to hire additional performers and production technicians as we continue to open new productions, as well as to supplement personnel in our existing productions. Our inability to attract and retain needed personnel, for either new or existing productions, could have a material adverse effect on us.

Fluctuations in Quarterly Operating Results; High Seasonality. On Stage has experienced, and expects to continue to experience, fluctuations in quarterly results of operations. Our live theatrical production business is highly seasonal. We expect these seasonal trends to continue. Additionally, we typically spend significant resources on new resident theatrical productions up to six months in advance of show openings, and believe that, as we emphasize pre-opening market research and development as part of our expansion plans, both the amount of pre-opening expenditures and the lag between the time in which we incur those expenditures and the receipt of post-opening revenue will increase. Accordingly, our operating results may also vary significantly from quarter to quarter or year to year due to the opening and timing of new shows and the fluctuations associated with the pre-opening and start-up phases of new productions in new and varying venues. Consequently, revenue as well as profit and loss may vary significantly from quarter to quarter and the results in any one period will not necessarily be indicative of results in subsequent periods.

Cyclical and Economy-Sensitive Industry; Changing Trends. The live entertainment industry is cyclical, with consumer spending tending to decline during recessionary periods when disposable income is low. Although we believe our moderate ticket prices may enhance the appeal of our productions to consumers in a recessionary environment, there can be no assurance that a poor general economic climate will not have an adverse impact on our ability to compete for limited consumer resources. The live entertainment industry is also subject to changing consumer demands and trends and, while the markets for live entertainment have grown significantly over the past several years, there can be no assurance that such growth will continue or that these trends will not be reversed. For instance, the rate of growth in the casino gaming industry has recently begun to decrease due to consolidation within the industry. Our success will depend on our ability to anticipate and respond to changing consumer demands and trends and other factors affecting the live entertainment industry, including new artists and musicians, as well as general trends affecting the music industry and its performers. Failure to respond to these factors in a timely manner could have a material adverse effect on us.

Dependence on the Casino Gaming Industry. Although On Stage has recently shifted our primary emphasis away from gaming markets and towards the resort and urban tourist markets, our success has been, and will continue to be, highly dependent on the casino gaming industry. Consequently, a change in the laws or regulations governing the casino gaming industry, or a significant decline in casino gaming in the United States, could have a material adverse effect on us.

Intellectual Property. On Stage's success depends to a large extent on our ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates. Although we believe that our productions do not violate those intellectual property rights under applicable state and federal laws, in the event a claim were made against us, litigation, regardless of the outcome, could be expensive and time consuming for us to defend. Additionally, if we were determined to be infringing any intellectual property rights in the production of our performances, we could be required to pay damages--possibly including treble and/or statutory damages--costs and attorney fees, alter our productions, obtain licenses or cease certain activities, all of which, individually or collectively, could have a material adverse effect on us. Furthermore, if we were required to obtain licenses from the celebrities we impersonate, there can be no assurance that we would be able to acquire those licenses on commercially favorable terms, if at all. In addition, an element of our business strategy is to expand our merchandising program by introducing a wider variety of clothing items and new products, such as compact discs, and audio and video tapes. We have filed trademark applications, as necessary, in order to protect our rights in the products that we sell. There can be no assurance that we will be able to obtain any trademarks on terms and conditions acceptable to us. Our inability to obtain those rights could have a material adverse effect on our ability to successfully implement our merchandising strategy. Additionally, Representative Coble (R-NC), Chairman of the House Judiciary Committee's Sub-Committee on Courts and Intellectual Property, is currently drafting legislation to create a federal right to publicity, which if made into law, could significantly impair our ability to perform our flagship Legends in Concert production.

Government Regulation. Providing entertainment to the casino gaming industry may subject On Stage to various licensing regulations. For instance, the Casino Control Commission of the State of New Jersey requires that we obtain a Casino Service Industry License to perform our shows at our Atlantic City venues. Although we have obtained this license, there may be other licenses or permits which may be required for us to perform our shows in casinos in other areas.

In addition, under our expansion program we plan to lease or purchase theaters for our new Legends or other brand-name resident productions. As a result, we will be required to absorb all costs and risks associated with producing the show in order to retain 100% of the show's profits--referred to as a "four-wall" production. Producing shows on this basis may require us to obtain and maintain certain business, professional, retail and local licenses and permits--as we were required to obtain for the opening of our Myrtle Beach show, a "four-wall" production. Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder our expansion plans. In addition, the suspension of, or inability to renew, a license needed to operate any of our currently running productions would adversely affect our operations.

Our current casino service industry license from the New Jersey Casino Control Commission was issued on January 17, 1997 and expires on September 30, 1999. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of On Stage to determine our suitability for licensure. Management believes that we are not required to obtain a license to provide our services to casinos in Nevada or in any other jurisdictions in which we operate, other than New Jersey. The Nevada Gaming Control Board and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. Additionally, many of the casinos mandate that a production company be properly licensed in accordance with the local gaming laws before it will contract for their services.

Dependence on Key Personnel. On Stage's future success will depend largely on the efforts and abilities of our existing senior management, particularly Mr. John W. Stuart, On Stage's chairman and chief executive officer, and Mr. David Hope, On Stage's president and chief operating officer. The loss of the services of Mr. Stuart, Mr. Hope or other members of On Stage's management team could have a material adverse effect on us. In April 1999, our chief financial officer, Kiran Sidhu, agreed to restructure his contract with us to provide that we will utilize his services on a contract, and not a full-time, basis. Although we currently maintain a key-man life insurance policy on the life of Mr. Stuart in the amount of $5,000,000, those proceeds may not be sufficient to compensate us for the loss of his services. In particular, Mr. Stuart's death would result in the loss of his creative contribution to On Stage and would give the owner of the Imperial Palace the right to terminate its contract with us relating to our resident Legends production in Las Vegas, one of our largest revenue producing venues. In addition, while Messrs. Stuart and Hope have entered into non-competition agreements restricting their ability to work for a competitor during the term of their employment agreements--which expire on May 31, 2000--and thereafter for periods of up to five and two years, respectively, there can be no assurance that those non-competition agreements will be enforceable or that On Stage will be in a position to pay Messrs. Stuart or Hope the contractual amount required to effectuate their respective non-competition agreements. Finally, there can be no assurance that On Stage will be able to attract and retain the additional qualified senior management personnel necessary to manage our planned growth.

Risk of Employment Tax Liability. Consistent with industry standards, On Stage has, since inception, treated, and expects to continue to treat, the headline acts of productions as independent contractors rather than as employees. In making the determination that we are qualified to characterize the headline acts as independent contractors, On Stage, in addition to following industry precedent, made an independent review of, and analyzed, the applicable guidelines issued by the Internal Revenue Service. There can be no assurance, however, that we are qualified to treat the headline acts as independent contractors. If we have improperly classified the headline acts as independent contractors, than we would be liable for the payment of employment taxes for those periods in which the headline acts were incorrectly characterized as independent contractors. If imposed, that employment tax liability would have a material adverse effect on us.

Litigation. On Stage is involved in certain pending and threatened lawsuits in which the adverse parties are seeking damages. There can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in our favor. Moreover, regardless of the outcome of those lawsuits and claims, if we were to be engaged in protracted litigation, the costs of that litigation could be substantial. Even in situations where we are fully indemnified by third parties, the time and effort expended by On Stage personnel in connection with those matters could be significant, leaving us with less opportunity to pursue our strategic goals.

Limitations on Liability of Directors and Officers. On Stage's Articles of Incorporation include provisions to eliminate, to the full extent permitted by Nevada General Corporation Law, the personal liability of directors for monetary damages arising from a breach of their fiduciary duties as directors. Our Articles of Incorporation also include provisions to the effect that On Stage shall, to the maximum extent permitted under Nevada law, indemnify and, upon request, advance expenses to any director or officer to the extent that the indemnification and advancement of expense is permitted under that law.

No Dividends. On Stage has never paid any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Our existing credit facilities also prohibit the payment of dividends. We currently intend to retain all earnings for use in connection with our business. The declaration and payment of future dividends, if any, will be at the sole discretion of our board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects, credit agreements and other factors deemed relevant by the board.

Possible Adverse Effects of Authorization of Preferred Stock. On Stage's Articles of Incorporation authorize the board of directors to issue up to 1,000,000 shares of "blank check" preferred stock, with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors will be empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for a third party to gain control of On Stage, prevent or substantially delay a change in control, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. Although we have no current plans to issue any shares of preferred stock, there can be no assurance that the board will not decide to do so in the future.

Unaffiliated Bankruptcy. A real estate partnership which is not affiliated with On Stage but of which Mr. John W. Stuart, our chairman and chief executive officer, was a partner, Maze Stone Canyon Estates Partnership, filed for bankruptcy under Chapter 11 in December 1991 in the United States Bankruptcy Court, Central District of California. The partnership's plan of reorganization was withdrawn before adoption by the bankruptcy court in August 1992. The partnership Maze Stone Canyon Estates Partnership was subsequently dissolved.

Possible Delisting of Securities from the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, On Stage must maintain $2,000,000 in total assets, a $200,000 market value of the public float and
$1,000,000 in total capital and surplus. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share; provided, however, that if On Stage falls below that minimum bid price, we will remain eligible for continued inclusion on the Nasdaq SmallCap Market if the market value of the public float is at least $1,000,000 and we have $2,000,000 in capital and surplus. Our stock price has recently dipped below $1.00 per share. Nasdaq has recently proposed new maintenance criteria which, if implemented, would eliminate the foregoing exception to the minimum bid price requirement and require, among other things, $2,000,000 in net tangible assets, $1,000,000 market value of the public float and adherence to certain corporate governance provisions.

On April 20, 1999, On Stage received a letter of inquiry from The Nasdaq Stock Market, Inc. requesting that we submit a detailed letter describing our plans to address the specific items that led to the issuance of a "going concern" opinion from our independent auditor, BDO Seidman, LLP. The letter further requested that we discuss why we believe we will be able to sustain compliance with the continued listing standards of The Nasdaq SmallCap Market. We are required to provide a responsive answer by June 4, 1999. The failure to meet these maintenance criteria in the future, and the failure to adequately assure Nasdaq that we will be able to meet the listing criteria in the future, may result in the delisting of our securities from the Nasdaq SmallCap Market. If this occurs, the trading, if any, in our securities would be conducted in the non-Nasdaq over-the-counter market. As a result of a delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Risks Relating to Penny Stocks. In addition, if the common stock were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules, promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Generally, "penny stock" is any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to limited exceptions. Those rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors--generally institutions. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of stockholders to sell the common stock in the market.

Current Annual Report on Form 10-KSB and State Registration Required to Exercise Warrants. Holders of outstanding warrants to acquire On Stage common stock will be able to exercise their warrants only if a current Annual Report on Form 10-KSB under the Securities Act relating to the securities underlying the warrants, is then in effect and those securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we intend to use our best efforts to maintain a current Annual Report on Form 10-KSB covering the securities underlying the warrants at the earliest practicable date, to the extent required by federal securities laws, there can be no assurance that we will be able to do so. As a result of the defaults under our credit facilities, we are not eligible to use the "short-form" registration procedures available to other issuers under the Securities Act. Therefore, our ability to maintain a current Annual Report on Form 10-KSB will be impaired until we are again eligible to use the "short-form" registration procedures, which we do not anticipate will occur prior to March 31, 2000. The value of the warrants may be greatly reduced if a Annual Report on Form 10-KSB covering the securities issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Persons holding warrants who reside in jurisdictions in which those securities are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised.

Restrictive Debt Covenants. On Stage's various loan agreements contain covenants that, among other things, restrict the ability of our operating subsidiaries to dispose of assets, incur additional indebtedness, pay cash dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates or redeem or repurchase the indebtedness of such subsidiaries. In addition, under our loan agreements, we are required to satisfy financial ratio tests, including interest expense, fixed charges and total debt coverage ratios. Our ability to satisfy financial tests and ratios could be affected by numerous events beyond our control, including economic, weather and industry conditions. The breach of any financial covenant contained in a loan agreement could result in the termination of our credit facilities--and the acceleration of the maturity of all amounts outstanding thereunder--and, by virtue of cross default provisions, the acceleration of the maturity of our other indebtedness. See "Management Discussion and Analysis of Financial Conditions and Results of Operations."

Prior Losses. For the year ended December 31, 1996, we had net income of $900,998. For the years ended December 31, 1997 and December 31, 1998, and for the three months ended March 31, 1999, we had net losses of $2,946,056, $4,870,989 and $883,564, respectively. Moreover, increased operating expenses in connection with our proposed expansion plans, delays in the introduction of new productions and factors adversely affecting our current productions could have a material adverse effect on us. There can be no assurance that we will generate net income in the future or that our future operations will be profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Transactions" and the financial statements contained elsewhere in this Annual Report on Form 10-KSB .

No Assurance of Continued Public Market; Possible Continued Volatility of Market Price of Common Stock. There can be no assurance that a regular trading market for the common stock will be sustained. The market prices of our securities may continue to be characterized by volatility and low trading volume. Factors such as our operating results, announcements by us or our competitors of new production contracts, and various factors affecting the entertainment industry generally, may have a significant impact on the market price of our securities.

Risks Relating to Proposed Expansion Plans; Possible Inability to Achieve or Manage Growth. On Stage's continued growth depends, to a significant degree, on our ability to produce and market new theatrical productions on a profitable basis. It will also be highly dependent on our ability to restructure our existing debt and obtain additional financing. Our expansion plans include increasing both the number of productions in operation at any given time and the rate at which such productions open. This expansion strategy contemplates the opening of up to ten additional resident productions over the next 36 months, which strategy, if successful, will place significant pressures on our personnel, as that growth will require development and operation of a significantly larger business over a broader geographical area. Because of our current debt position and defaults, we are reevaluating our expansion strategy. The success of our expansion, if we are able to pursue it, strategy will depend upon a number of factors, including, among others:

o    our ability to restructure our debt and obtain additional financing;
o our ability to hire and retain additional skilled management, marketing, technical and performing arts and theatrical production personnel;
o our ability to secure suitable venues for new productions on a timely basis and on commercially reasonable terms; and o our ability to successfully manage our growth (which will require us to develop and improve upon our operational, management and financial systems and controls).

Our prospects and future growth will also be largely dependent upon the ability of our Legends productions to achieve significant market share in targeted tourist and gaming markets and our ability to develop and/or acquire and commercialize additional productions. There can be no assurance that we will be able to achieve our expansion goals or that, if we are able to expand our operations, we will be able to effectively manage our growth, anticipate and satisfy all of the changing demands and requirements that this growth will impose upon us or achieve greater operating income or profitability. Moreover, in light of

     (1) the significant up-front capital expenditures and pre-opening costs--estimated to be approximately $500,000 to $1,000,000 in the case of a leased theater--associated with the establishment of a new resident production,

     (2) the length of time required to prepare for the opening of a new resident production (typically three to six months), and

     (3) the significant time required before a new resident production can achieve the market acceptance and name recognition required for local ticket wholesalers and tour specialists to promote it,

the discontinuation of any new production--whether due to inadequate advance marketing, inadequate performances, poor site selection or otherwise--would have a material adverse effect on us. For instance, during 1997, we discontinued our resident production of Legends in Daytona Beach, Florida, as a result of less than optimal ticket sales in the start-up phase of the show, which caused an aggregate estimated loss to us of at least $877,000.

Control by Principal Stockholder. John W. Stuart, our chairman and chief executive officer, beneficially owns approximately 48.6% of the outstanding common stock. Accordingly, Mr. Stuart, together with our other officers, is able to control On Stage and direct our affairs, including the election of directors, and cause an increase in our authorized capital or the dissolution, merger or sale of On Stage or substantially all of our assets.

Our Facilities. On Stage's corporate headquarters consist of approximately 16,000 square feet of nondescript office and warehouse space located in an industrial strip mall in Las Vegas, Nevada. This lease is currently set to expire on August 31, 1999. Leases of other facilities in Atlantic City, New Jersey, and Branson , Missouri are scheduled to expire in 1999. Although we intend to let the leases expire on some of our locations that we do not intend to continue to occupy, we will need to retain or replace the leases for some of this space. There can be no assurance that we will be successful in retaining or replacing the space we want. The termination of the lease of these desired facilities could have a material adverse effect on our operations.

Many of the properties we presently occupy and use for our productions were acquired with loans provided by Imperial Credit Commercial Mortgage Investment Corporation. Imperial Credit holds mortgages covering these properties to secure these loans. We are currently in default under these loans and any foreclosure by Imperial Credit may cause us to lose these properties as venues to operate our productions.

ITEM 2.  Description of Property

On Stage's corporate headquarters consist of approximately 16,000 square feet of nondescript office and warehouse space located in an industrial strip mall in Las Vegas, Nevada. This lease is currently set to expire on August 31, 1999. The table provided below lists certain information regarding our other facilities that were in use during 1998.

--------------------- ------------ ------------- -----------  ----------------
                        Square      Type of         Lease        Principal
    Location           Footage     Possession     Expiration      Function
--------------------- ------------ ------------- -----------  ----------------
Atlantic City, NJ        2,000        Lease         09/99        Office
Atlantic City,NJ (1)      N/A         Lease         06/00        Residential
Branson, MO             27,500        Lease         12/99        Theater/Office
Buena Park, CA (2)      27,599        Lease         06/10        Theater
Kissimmee, FL (3)       31,350        Own           N/A          Retail
Kissimmee, FL (4)       18,221        Own           N/A          Theater
Las Vegas, NV (5)       16,000        Lease         08/99        Corporate
                                                                 Office
Las Vegas, NV (5)        4,668        Lease         08/99        Warehouse
N. Myrtle Beach, SC (6) 15,000        Lease         12/04        Theater/Office
Myrtle Beach, SC (7)    16,171        Own           N/A          Theater/Office
Orlando, FL              3,640        Lease         06/02        Warehouse
Orlando, FL (8)         10,000        Lease         10/00        Office/Bar
Orlando, FL (9)         15,500        Own           N/A          Theater
Toronto, ON              9,410        Lease         02/03        Theater
Toronto, ON                627        Lease         Month-to-
                                                     Month       Office
--------------------- -------------- ------------ ---------- -----------------

(1) Consists of seven condominium units for use by our performers when they are performing in our Legends show at Bally's Park Place in Atlantic City, New Jersey. We lease these units from John W. Stuart, our chief executive officer, and his wife.

(2) On Stage's wholly-owned subsidiary, On Stage Theaters, Inc., subleases this property from Wild Bill's California, Inc., a wholly-owned subsidiary of On Stage Theaters. Wild Bill's California, Inc. leases the property from an unrelated third party.

(3) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc. Fort Liberty, Inc.'s ownership is subject to a lien in favor of Imperial Credit securing a loan in the principal amount of $2.7 million. The terms of this loan provide for monthly interest payments of $21,938, plus monthly principal amortization of $7,500, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $2,676,199 million will be due and payable. We have no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $33,400. Depreciation with respect to the building at the property is taken at a rate of $22,630 per year under the straight line method over a 30-year estimated life. The occupancy of this mixed-use retail space is approximately 83% and a restaurant tenant occupies approximately 17% of the total square footage of the property on a lease and providing for monthly triple net rent of approximately $7,300. The following is a schedule of the lease expirations at the property for each of the next 10 years, with none with terms beyond 2004:

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


(4) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc. The lease is for a term of 11 years and provides for monthly rent of $89,117, plus taxes and utilities. Fort Liberty, Inc.'s ownership is subject to a lien in favor of Imperial Credit securing a loan in the principal amount of $3.9 million. The terms of this loan provide for monthly interest payments of $31,688, plus monthly principal amortization of $10,833, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $3,856,620 will be due and payable. We have no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $65,800. Depreciation with respect to the building at the property is taken at a rate of $26,568 per year under the straight line method over a 30-year estimated life.

(5) This lease may be terminated at any time after August 31, 1999 by providing written notice of that intention.

(6)  This property is subleased to Eddie Miles Entertainment.

(7) This property is owned by On Stage Theaters, Inc. On Stage Theaters leases this property from On Stage Theaters Surfside Beach, Inc.

(8) On Stage Theaters subleases this property from Blazing Pianos, Inc., a wholly-owned subsidiary of On Stage Theaters. Blazing Pianos, Inc. leases the property from an unrelated third party.

(9) This property is owned by King Henry's, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from King Henry's, Inc. King Henry's, Inc.'s ownership is subject to a lien in favor of Imperial Credit securing a loan in the principal amount of $5 million. The terms of this loan provide for monthly interest payments of $40,625, plus monthly principal amortization of $13,999, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $4.33 million will be due and payable. We have no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $89,850. Depreciation with respect to the building at the property is taken at a rate of $44,201 under the straight line method over a 30-year estimated life.

We believe that our existing facilities are suitable and adequate for our current operations and are adequately insured.

ITEM 3.  Legal Proceedings

On September 25, 1998, On Stage successfully defended a suit filed against it in March 1997 by Benny R. Pittman, a shareholder of Grand Strand Entertainment, Inc. This suit arose out of a dispute relating to the termination of a licensing agreement between On Stage and Mr. Pittman and the control of On Stage's Legends in Concert production in Surfside Beach, South Carolina. While On Stage prevailed on all the counts alleged in the complaint, On Stage stipulated to allow an arbitrator to resolve plaintiffs claim for damages in quantum meruit. The plaintiffs claim for damages quantum meruit was resolved by the arbitrator in the favor of the plaintiff for a total of $15,400 in consideration for services provided to On Stage by the plaintiff in connection with the opening of the Legends production. While it is our position that any claim Mr. Pittman may have against us was fully adjudicated by the arbitrator, we have recently been informed that Mr. Pittman intends to file a complaint in South Carolina against us alleging a claim for loss of business opportunities. However, no formal claim has been filed against us to date.

On August 20, 1998, a complaint was filed against On Stage by the trustee of the United States Bankruptcy Court for the District of Nevada, alleging breach of contract, monies due and owing and turnover of the property to the estate. The basis of the complaint stems from the purchase of certain furniture by a third party while purporting to be a representative of On Stage. We believe we have a valid defense for this claim based upon fraud and misrepresentation. The case is currently in the discovery stage of litigation and the matter has been set for trial on May 27, 1999.

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

On April 21, 1998, On Stage filed a complaint for declaratory relief in the United States District Court for the District of Nevada, against Hemisphere Tour and Travel, Inc., Richard Winokur, Media Corp. of America and Stephen Zadrick. On Stage filed this complaint in order to obtain a declaration by the court that the defendants were not entitled to commissions claimed by the defendants in connection with our acquisition of assets of Gedco USA, Inc. The defendants counterclaimed, alleging breach of contract and demanding payment of the disputed commission. This matter has been stayed by the court pending settlement negotiations.

In July 1996, an impersonator of Hank Williams, Sr. who performed for On Stage, filed suit against On Stage in the circuit court of Taney County, Missouri. The plaintiff alleges that On Stage misappropriated his name, image and likeness for commercial purposes by taking a photograph of him during a performance, reproducing that photograph and publishing it in an On Stage brochure. The plaintiff has claimed damages in the amount of $2,000,000. During discovery, the plaintiff agreed to settle this dispute for a nominal payment in favor of us.

Although On Stage believes that it has meritorious defenses with respect to all of the foregoing matters which it will vigorously pursue, there can be no assurance that the ultimate outcome of these or any other actions that may be asserted against On Stage will be resolved favorably to On Stage or that the litigation will not have an adverse effect on us.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

No  matters  were  submitted  to  a  vote  of  our  stockholders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

The common stock trades on the Nasdaq SmallCap Market under the symbol "ONST." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq SmallCap Market.

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

On Stage has never declared or paid any cash dividends on its capital stock. On Stage currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of On Stage's 1998 Annual Report to Stockholders, filed as Exhibit 10.18 to this Form 10-KSB, is incorporated herein by reference.

ITEM 7.  Financial Statements and Supplementary Data

The information appearing in the section captioned "Financial Statements" from the portions of On Stage's 1998 Annual Report to Stockholders filed as Exhibit
10.18 to this Form 10-KSB, are incorporated herein by reference. See "List of Financial Statements" beginning on page F-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following sets forth biographical information about each of On Stage's directors and executive officers who served during 1998 or who are presently serving in those capacities.

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

John W. Stuart has served as the Chairman and Chief Executive Officer of On Stage since April 1996 and also was the President of On Stage from October 1985 through March 1996. He founded On Stage in 1985. He has been involved in the theatrical business since age seven and has produced or appeared in over 200 theater productions and several feature films. Mr. Stuart received a Bachelor of Arts degree in 1967 from California State University at Fullerton.

David Hope has served as the President, Chief Operating Officer and as a director of On Stage since joining On Stage in April 1996. For ten years prior to that time, Mr. Hope served in various capacities, including most recently as Executive Vice President and Chief Operating Officer, for ITC Entertainment Group ("ITC"), a major independent producer and worldwide distributor of feature films, television movies and mini-series and a subsidiary of Polygram N.V., where, as Chief Operating Officer, he was responsible for day-to-day operations, as well as strategic and corporate development and acquisitions. Prior to that time, Mr. Hope was a production manager with Hinchcliffe Productions, a United Kingdom-based producer and distributor of documentaries and motor sport events. Mr. Hope received a degree in Management Science in 1981 from the Loughborough University in England.

Kiranjit S. Sidhu has been On Stage's Senior Vice President, Chief Financial Officer and Treasurer since joining On Stage in August 1995. Prior to joining On Stage, Mr. Sidhu served as Chief Financial Officer and Corporate Secretary for Aspen Technologies, a computer peripheral manufacturer, from July 1994 to July 1995. From January 1993 to June 1994, Mr. Sidhu served as President and a director for Aspen Peripherals, a computer peripheral reseller. From February 1992 to June 1993, Mr. Sidhu served as a financial consultant to ITC. From January 1992 to July 1993, Mr. Sidhu served as Vice President of Finance and a director for Nuvo Holdings of America, a computer peripheral manufacturer. Mr. Sidhu holds a Masters of Business Administration from the Wharton School of Business and a Bachelor of Arts in Computer Science from Brown University.


On April 16, 1999, Mr. Sidhu agreed to restructure his current employment agreement with On Stage in an attempt to assist On Stage with our restructuring plan. Pursuant to the terms of his employment restructuring, Mr. Sidhu and On
Stage entered into a new agreement under which he will be an "at-will" consultant.

Christopher R. Grobl has been the General Counsel and Secretary of On Stage since November 1994. Mr. Grobl received a Bachelor of Arts in 1990 from the University of Illinois and a Juris Doctor in 1994 from the John Marshall Law School in Chicago, Illinois.

James L. Nederlander has been a director of On Stage since August 1996. He has also been the Chairman of the Nederlander Production Company of America, a producer of live entertainment shows, since August 1996 and prior to such time, commencing in 1980, he was Executive Vice President of that organization.

Mark Tratos has been a director of On Stage since March 1997. Mr. Tratos has been the managing partner of the law firm Quirk & Tratos of Las Vegas, Nevada since 1983. He received his Juris Doctor degree from Lewis and Clark Law School in 1979. Since 1982, Mr. Tratos has also served as a member of the adjunct faculty of the University of Nevada Las Vegas, teaching a variety of subjects in the areas of fine and performing arts and entertainment and business law.

Mel Woods has been a director of On Stage since July 1998. Mr. Woods is the President and Chief Operating Officer of Fox Family Worldwide, Inc., Saban Entertainment's parent company since 1997. Previously, Mr. Woods was the Chief Financial Officer and Senior Vice President of DIC Enterprises.

Matthew Gohd has been a director of On Stage since September 1998. Mr. Gohd is currently a Senior Managing director at Whale Securities Co., LP., the underwriter for On Stage's initial public offering. Mr. Gohd has over 20 years in the securities field working in various companies in industries such as retail, technology, healthcare and consumer finance.

Directors Resigning During 1998 and 1999

Four directors resigned during 1998 and 1999, Kenneth Berg, Nelson Foster, Jules Haimovitz and Mark S. Karlan. Mr. Berg resigned on January 21, 1998, Mr. Foster resigned on June 26, 1998, Mr. Haimovitz resigned on September 8, 1998 and Mr. Karlan resigned on April 16, 1999. Mr. Foster resigned to create a vacancy for current director Mel Woods and Jules Haimovitz resigned to create a vacancy for current director Matt Gohd. Mr. Karlan has been the President, Chief Executive Officer and a director of Imperial Credit Commercial Mortgage Investment Corp., a publicly traded real estate investment trust, since July 1997. Mr. Karlan resigned from the board following On Stage's default in its loans from Imperial Credit.


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of the copies of Forms 3, 4 and 5 received by On Stage or of written representations from officers, directors and other persons required to report under Section 16(a) of the Securities Exchange Act of 1934 initial or changes in beneficial ownership of On Stage's common stock, we believe that all the reporting persons complied with the applicable filing requirements of Section 16(a) for 1998.

Executive Bonus Plan


In March 1997, On Stage implemented a three-year executive bonus plan, which is administered by the compensation committee of the board. Under the executive bonus plan, an annual bonus pool of up to 5% of On Stage's audited pre-tax earnings, after non-recurring charges, such as original issue discount, compensation and interest expense charges and excluding extraordinary items, may be established for distribution at the discretion of the board of directors, to our executive officers (other than Mr. Stuart, who is not eligible for bonuses under the plan) in 1999 and 2000, provided that On Stage achieves at least minimum pre-tax earnings as calculated under the for the respective preceding fiscal year as follows:

                       Year              Minimum Pre-Tax Earnings
                      -------     -----------------------------------
                        1998                $5,000,000
                        1999                $8,700,000

The terms of the executive bonus plan, including the minimum pre-tax earnings requirements set forth above, were determined by negotiations between On Stage and the underwriter of our initial public offering, and should not be construed to imply or predict any future earnings. No bonuses have been paid under the executive bonus plan.

Compensation of Directors

Directors currently are not paid a fee for their services, but are reimbursed for all reasonable expenses incurred in attending board meetings. In addition, each non-employee director will receive options to purchase an aggregate of

10,000 shares of common stock each year that the director serves as a director, partially contingent upon the director's attendance at the four scheduled board of directors meetings during the year of grant. One-quarter of the annual option grant will vest as of each of the grant year's scheduled meetings. In 1998, On Stage granted each director 10,000 stock options at $1.50 strike price as consideration for the excessive time and energy the board spent on company issues during 1998.

ITEM 10.  Executive Compensation

                         Executive Compensation


                                                Annual                Long Term
                                              Compensation           Compensation
                                              ------------           ------------
                                                                     Securities
                                                      Other Annual    Underlying    All Other
Name and Principal Position   Year    Salary   Bonus  Compensation   Options/SAR   Compensation
---------------------------   ----    -------  ------ -------------  ----------    ------------

John W. Stuart.............   1998   $250,000     -       35,869(1)     75,000            -
 Chairman and Chief           1997   $259,615     -       38,321(2)        -          239,398(3)
 Executive Officer

David Hope.................   1998   $207,308     -       19,578(4)     50,000            -
 President and Chief          1997   $221,461  $37,865    19,578(5)        -              -
 Operating Officer

Kiran Sidhu................   1998   $157,385     -       14,993(6)     30,000            -
 Senior Vice President        1997   $161,596 $162,129(8) 17,215(7)     85,000            -
 Chief Finanical Officer
 and Treasurer

Gerard O' Riordan..........   1998   $106,664     -        14,424(9)       -              -
 President-On Stage Theaters  1997       -        -           -            -              -

Richard Kanfer.............   1998   $109,154     -        14,791(10)   15,165            -
 Vice President- Sales        1997   $115,769     -        10,560(11)      -              -

Gary Panter................   1998   $102,370  10,595(14)  13,627(12)   21,439            -
 Senior Vice President        1997   $101,400     -        13,909(13)   10,389            -
 Operations

(1) Represents $11,971 in unused vacation time accrued but not paid and $23,898 of car and health allowances accrued, of which $14,895 was paid in 1998. Does not include $149,686 of rent accrued for the leases to On Stage of which $76,028 was paid in 1998.

(2) Represents $14,423 in unused vacation time accrued but not paid and $23,898 of car and health allowances paid in 1997. Does not include $150,686 of rent for the leases to On Stage paid in 1997.

(3) Includes $221,500 in compensation as a result of forgiveness of certain indebtedness owed by Mr. Stuart to On Stage and payment of $17,898 of unused vacation time carried forward from prior years.

(4) Represents $6,346 in unused vacation time accrued but not paid and $13,232 of car and health allowances accrued, of which $9,732 was paid in 1998.

(5) Represents $6,346 in unused vacation time accrued but not paid and $13,232 of car and health allowances accrued, paid in 1997.

(6) Represents $5,393 in unused vacation time accrued but not paid and $9,600 of car and health allowances accrued, of which $6,100 was paid in 1998.

(7) Represents $7,615 in unused vacation time accrued but not paid and $9,600 of car and health allowances paid in 1997.

(8) Represents the fair market value of the issuance of 40,532 shares of common stock as incentive compensation pursuant to his employment agreement.

(9)  Represents $14,424 of car and health allowances paid in 1998.

(10) Represents $4,231 in unused vacation time accrued but not paid and $10,560 of car and health allowances accrued, of which $7,560 was paid in 1998.

(11) Represents $10,560 of car and health allowances paid in 1997.

(12) Represents $3,238 in unused vacation time accrued but not paid and $10,389 of car and health allowances accrued, of which $8,639 was paid in 1998 and $11,050 of housing allowance payments.

(13) Represents $3,520 in unused vacation time accrued but not paid and $10,389 of car and health allowances, was paid in 1997.

(14) Represents $10,595 non-recurring relocation-related expenses.

Option Grants. The table below sets forth the grants of stock options to the persons named in the Summary Compensation Table during the year ended December 31, 1998

                         Option Grant in Last Fiscal Year

                                         Percent                                         Value at
                                           of                                          Assumed Annual
                                        Options/SARS                                   Rates of Stock
                                          Granted                                     Price Application
Name and Principal             Options  to Employees       Exercise  Expire  Potential      Value
Position                       Granted  in Fiscal Year      Price     Date      5%           10%
--------------------           -------- --------------     --------  ------  --------- ----------------
John W. Stuart...............   75,000      21%             $ 4.38     6/03   $418,780    $528,449
 Chairman and Chief
 Executive Officer

David Hope...................   50,000      14%             $1.50      6/03   $95,721     $120,788
 President and Chief
 Operating Officer

Kiran Sidhu..................   30,000(2)    9%             $1.50      9/03   $57,433     $ 72,473
 Senior Vice President
 Chief Financial Officer
 and Treasurer

Gerard O' Riordan............      0(1)      0%               -          -       -             -
 President, On Stage
 Theaters

Richard Kanfer...............   15,165       4%             $1.50       9/03  $29,032     $ 36,635
 Vice President-Sales

Gary Panter..................   12,500       4%             $1.50       9/03  $23,930     $ 30,197
 Senior Vice President of
 Operations

(1) Excludes warrants to purchase 180,000 shares of common stock granted in connection with the Gedco asset acquisition.
(2)  Mr. Sidhu's options were subsequently cancelled.

Option  Exercise  and  Fiscal  Year-End  Option  Values

The following table summarizes the value of vested and unvested in-the-money options for the persons named in the Summary Compensation Table at December 31, 1998. Year-end values are based upon a price of $1.50 per share, which was the closing market price of a share of common stock on December 31, 1998. No options were exercised by the named executive officers in 1998.

           Aggregated Option Exercise in Last Year and Year-End Option Values


                                                         Value of Unexercised
                        Number of Unexercised            In-the-Money Options
                     Options at December 31, 1998        at December 31, 1998
                    ----------------------------       ------------------------

Name                Exercisable    Unexercisable       Exercisable    Unexercisable
--------------      -------------  -------------       ------------   -------------
John W. Stuart.....       -           75,000             $    -         $     -

David Hope.........    361,300          -                $    -         $     -

Kiran Sidhu........    139,794          -                $    -         $     -

Gerard O'Riordan...       -             -                $    -         $     -

Richard S. Kanfer..       -             -                $    -         $     -

Gary Panter........      1,563        10,937


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 30, 1999 (except as otherwise noted) regarding the ownership of On Stage common stock (1) by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (2) by each director, (3) by each executive officer named in the Summary Compensation Table and (4) by all current executive officers and directors as a group.

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

(2) Unless otherwise indicated, On Stage believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of common stock that can be acquired by that person within 60 days, upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 7,572,046 shares of common stock outstanding as of April 30, 1999.

(3) Includes: (a) 382,790 shares of common stock transferarable by Mr. Stuart to third parties upon the exercise of options granted by him; and (b) 300,000 shares of common stock issuable upon the exercise of immediately exercisable warrants.

(4) Includes 368,800 shares of common stock issuable upon the exercise of options or warrants.

(5) Includes 142,500 shares of common stock issuable upon the exercise of options or warrants.

(6) Includes 30,000 shares of common stock issuable upon the exercise of options.

(7) Includes 30,000 shares of common stock issuable upon the exercise of options.

(8) Includes 20,000 shares of common stock issuable upon the exercise of options.

(9) Includes 217,500 shares of common stock issuable upon the exercise of options or warrants.

(10) Includes 325,000 shares of common stock issuable upon the exercise of an a warrant granted to Imperial Credit Commercial Mortgage Investment Corporation. Imperial Credit is managed by Imperial Credit Commercial Asset Management Corporation, which is a wholly owned subsidiary of Imperial Credit Industries, Inc. Imperial Credit Industries, Inc. also beneficially owns approximately 8.9% of the outstanding common stock of Imperial Credit. Also includes 250,000 shares of common stock issuable upon the exercise of a warrant granted to Imperial Capital Group, LLC. Imperial Credit Industries, Inc. has a 60% interest in Imperial Capital Group. Imperial Credit Industries, Inc. disclaims the beneficial ownership of the shares of common stock held by Imperial Capital Group. All information provided in this footnote 10 was derived from a Schedule 13G filed by Imperial Credit Industries, Inc. with the Securities and Exchange Commission on April 3, 1998.

(11) Includes 464,973 and 339,375 shares of common stock issuable upon the exercise of options and warrants.

ITEM 12.  Certain Relationships and Related Transactions

Subsequent Events

DY/DX Corporation Common Stock Purchase Agreement

On October 2, 1998, On Stage entered into a Stock Purchase Agreement with DY/DX Corporation, an Illinois corporation, to sell up to 500,000 shares of common stock at an aggregate purchase price of $500,000. As of November 4, 1998, DY/DX Corporation had purchased 55,000 shares of common stock pursuant to this agreement.

Common Stock Purchase Agreement with Whale Securities Co., L.P.

On or about January 28, 1999, On Stage entered into a Stock Purchase Agreement with its underwriter Whale Securities Co., L.P., under which we agreed to sell 150,000 shares of our common stock to certain of Whale's customers for an aggregate purchase price of $100,000.

Notes Payable to Principal Stockholder

On April 5, 1999, On Stage entered into an agreement with Mr. Stuart, under which On Stage agreed to accept a bridge loan from Mr. Stuart in an amount of up to $500,000 in return for a one year promissory note bearing 12% interest, a 5% origination fee and a warrant to purchase one share of common stock for each $1.00 loaned, provided that On Stage did not repay Mr. Stuart within thirty (30) days. As of May 3, 1999, On Stage had accepted $200,000 of the potential $500,000 from Mr. Stuart.

On March 4, 1999, the board of directors authorized a loan in the principal amount of $100,000 from Mr. Stuart our chairman, chief executive officer and principal stockholder. This loan is evidenced by a one year promissory note bearing an interest rate of twelve percent (12%) per annum, due on March 3, 2000. In consideration for this loan, the board of directors approved the issuance of warrants to purchase 100,000 shares of common stock at a price of $1.00 per share, the market price on the closing date of the loan. Additionally, On Stage agreed to pay legal fees incurred by Mr. Stuart in connection with this transaction, as well as an additional $12,500 for previous legal bills Mr. Stuart personally incurred for On Stage related matters.

In March 1997, On Stage agreed with the underwriter of our initial public offering, Whale Securities Co., L.P., that we would neither loan nor advance any sums to or on behalf of Mr. Stuart, other than those sums advanced to Mr. Stuart from December 31, 1996 through August 13, 1997, the effective date of our initial public offering without Whale's prior written consent. On October 23, 1997 and again on November 17, 1997, On Stage advanced Mr. Stuart an aggregate of $105,483, for which we obtained Whale's prior written consent. Whale authorized On Stage on March 25, 1998 to advance an additional $150,000 to Mr. Stuart for settlement of litigation related to his involvement in the Legends in Concert show in Hawaii. As of June 30, 1998, On Stage had advanced Mr. Stuart an aggregate of $136,194, evidenced by a promissory note. The funds advanced by On Stage accrued interest at the rate of ten percent (10%) per annum. The advance to Mr. Stuart became due and payable one year from the date of which it was made. On July 6, 1998, Mr. Stuart paid the advance in full.

In February 1997, Mr. Stuart granted to Senna Venture Capital Holdings, Inc., an affiliate of DYDX Legends Group L.P. (and a lender to On Stage), an option to purchase 142,292 of his shares of common stock at an exercise price of $5.00 per share, in consideration for (i) DYDX waiving a technical default under a loan agreement entered into between DYDX and On Stage and (ii) DYDX's agreement in connection with a waiver to allow $1,780,424 in debt forgiveness to Mr. Stuart in 1997. That option is exercisable for a period of two years commencing February 9, 1998.

On Stage leases from Mr. Stuart seven condominium units in Atlantic City, New Jersey for use by On Stage's performers. The current lease term expires on June 30, 2000. The total lease payment to Mr. Stuart from On Stage is currently $7,833 per month, which amount we believe approximates the fair market value for the use of these properties. In addition, commencing as of January 1, 1997, On Stage began paying directly the association dues, insurance, taxes, maintenance and utilities on the leases. On Stage paid aggregate rent to Mr. Stuart for the leases of $150,686 and $149,686 for each of the years ended December 31, 1997 and 1998, respectively.

Note Receivable from Chief Financial Officer

On April 13, 1998, On Stage loaned $63,213 to Kiran Sidhu, On Stage's Senior Vice President and Chief Financial Officer, to assist Mr. Sidhu with satisfying personal income taxes incurred as a result of the issuance of 40,532 shares of common stock in accordance with the terms of Mr. Sidhu's employment agreement with On Stage. The note, which recently matured on April 12, 1999, was secured by Mr. Sidhu's 40,532 shares of common stock. Mr. Sidhu subsequently requested that On Stage extend the maturity date of the note through to December 31, 1999, due primarily to the fact that he does not have sufficient funds to repay the note, coupled with the fact that the common stock which secures the repayment of the note is not enough to satisfy the outstanding debt, since the common stock has declined in value from $5.00 per share when issued, to approximately $1.00 per share as of the maturity date. On April 13, 1999, On Stage agreed to extend the maturity date on the note to December 31, 1999.


On April 16, 1999, Mr. Sidhu sold Mr. Stuart the 40,532 shares of common stock. In exchange, Mr. Stuart agreed to assume Mr. Sidhu's $60,798 note in favor of On Stage, with recourse only to the 40,532 shares of common stock purchased from Mr. Sidhu. Mr. Sidhu executed a new promissory note in the principal amount of $7,472, which was subsequently forgiven as part of Mr. Sidhu's employment restructuring.

Chief Financial Officer Employment Restructuring

On April 16, 1999, Mr. Sidhu agreed to restructure his current employment agreement with On Stage in an attempt to assist On Stage with our restructuring plan. Under the terms of his employment restructuring, Mr. Sidhu agreed to forego any rights he had to his employment, option, and confidentiality agreements, in return for the following:

o a new agreement which he will be an "at-will" consultant at a flat rate of $50.00 per hour;
o a new option agreement which affords him the right to purchase 140,000 shares of common stock at an excercise price of $1.50 per share;
o a reimbursement of $25,000 for unpaid insurance, car allowances and expenses;
o    $17,887 for all accrued, but unused vacation pay;
o    all earned, but unpaid salary under his old employment  agreement;  and
o    forgiveness  of a  promissory  note in the amount of $7,472 held by On
     Stage.

Additionally, On Stage agreed to pay Mr. Sidhu $25,000 within ninety (90) days of the restructuring, in consideration for Mr. Sidhu's execution of a new confidentiality and non-competition agreement.

Imperial Credit Commercial Mortgage Investment Corporation Related Transactions

On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation signed an agreement with On Stage to fund up to $20,000,000 of mortgate financing. On the same day, On Stage used $12,500,000 of the facility to fund the cash portion of the acquisition of assets of On Stage purchased from Gedco USA, Inc. and related fees. On June 30, 1998, On Stage used an additional $1,100,000 to fund the cash portion of the purchase of a fee simple interest in the Legends Theater in Surfside Beach, South Carolina, and the purchase of a leasehold interest in the Eddie Miles Theater in North Myrtle Beach, South Carolina. On October 7, 1998, On Stage used an additional $550,000 for working capital purposes. The initial $12,500,000 loan and the subsequent $1,650,000 in loans extended by Imperial Credit to On Stage under the mortgage financing facility currently bear interest at the rate of 9.06% and 9.9%, respectively. In addition, On Stage granted Imperial Credit and a related entity warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $4.44 per share. In consideration for Imperial Credit's October 7, 1998 funding of $550,000, On Stage reset the strike price on 325,000 of the Imperial Credit warrants from $4.44 to $1.25 per share. This transaction is discussed in Item 11 entitled "Security Ownership of Certain Beneficial Owners and Management" below. Mr. Karlan, a director of On Stage until April 20, 1999, is the President, Chief Executive Officer and a Director of Imperial Credit.

Re-Purchase of Common Stock and Resale of Interactive Events, Inc.

On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, On Stage's former vice president of sales, under which the parties agreed to rescind the November 1996 acquisition by On Stage of

Interactive Events, Inc., a Georgia corporation owned by Mr. Kanfer. Under the terms of the Agreement, On Stage reconveyed all of the assets of Interactive Events, Inc. to Mr. Kanfer, in consideration for the reconveyance by Mr. Kanfer of 30,304 shares of On Stage's common stock valued at $1.125 per share, a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the November 1996 acquisition of Interactive Events, Inc. and any claim relating to Mr. Kanfer's subsequent employment with On Stage. On Stage and Mr. Kanfer also entered into a exclusive right of representation agreement in February 1999, under which On Stage granted to Mr. Kanfer the right to represent our Legends production in designated areas in consideration of a portion of the gross proceeds generated from those productions.




ITEM 13.  Exhibits, Listed and Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Exhibits which were previously filed are incorporated by reference and this has been indicated by a footnote. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, except in those situations where the exhibit number was the same as set forth below.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ON STAGE ENTERTAINMENT, INC.
                                    (Registrant)


Dated: May 21, 1999               By:  /s/ John W. Stuart
                                        -----------------------------
                                        John W. Stuart, Chairman of the Board
                                        and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                    Title                            Date
     -----------                   -------                         --------


/s/ John W. Stuart       Chairman and Chief Executive         May 21, 1999
---------------------    Officer and Director
John W. Stuart           (principal executive officer)


/s/ David Hope           President, Chief Operating           May 21, 1999
---------------------    Officer and Director
David Hope


/s/ Kiranjit S. Sidhu    Chief Financial Officer (principal   May 21, 1999
---------------------    financial and accounting officer)
Kiranjit S. Sidhu        and Treasurer


/s/ Mel Woods            Director                             May 21, 1999
---------------------
Mel Woods


/s/ Matthew Gohd         Director                             May 21, 1999
---------------------
Matthew Gohd


/s/ James L. Nederlander Director                             May 21, 1999
-----------------------
James L. Nederlander


/s/ Mark Tratos          Director                             May 21, 1999
----------------------
Mark Tratos

Exhibit
Number   Description


3.1      Articles of Incorporation of the Registrant (1)
3.2      Bylaws of the Registrant (3)
4.1      Specimen Stock Certificate Representing the Common Stock (3)
4.2      Specimen Warrant Certificate Representing the Warrants (3)
4.3      Form of Public Warrant Agreement (3)
4.4      Form of Underwriter's Warrant Agreement (3)
10.1     Employment Agreement between the Registrant and John W. Stuart (1)
10.2     Employment Agreement between the Registrant and David Hope (1)
10.3     Employment Agreement between the Registrant and Kiranjit S. Sidhu (1)
10.4 Confidentiality and Non-Competition Agreement between the Registrant and John W. Stuart (1)
10.5 Confidentiality and Non-Competition Agreement between the Registrant and David Hope (1)
10.6 Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S Sidhu (1)
10.7     Amended and Restated 1996 Stock Option Plan (1)
10.8     Contribution  Agreement between the Registrant and John W. Stuart (1)
10.9     Security and Pledge Agreement between the Registrant and John W.
         Stuart Relating to Contribution of LVHE shares (1)
10.10 Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE Litigation Indemnity (1)
10.11 Indemnification Agreement between the Registrant, John W. Stuart and Grand Strand Entertainment, Inc. (1)
10.12 Security and Pledge Agreement between the Registrant and John W. Stuart relating to Grand Strand Entertainment, Inc. Litigation Indemnity (1)
10.13    Promissory Note to John Stuart dated March 4, 1999+
10.14 Entertainment Production Agreement between the Registrant, Imperial Palace, Inc. and John W. Stuart dated December, 1995 (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.15 Agreement between the Registrant and Bally's Park Place, Inc. dated September 1, 1994 and subsequent renewal letters (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.16 Common Stock Purchase Agreement between Registrant and Interactive Events, Inc. (2) (Exhibit No. 10.18)
10.17 (a) Show Production Agreement between the Registrant and Kurz Management (3) (Exhibit No. 10.19)
10.18    Portions of 1998 Annual Report to  Stockholders+
10.19    Promissory Note to John Stuart  dated April 5, 1999+
10.20    First Security  Bank Agreement+
10.21    Common Stock Purchase Agreement with Whale Securities dated
         December 1998+
10.22 Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer+
13 Management's Discussion and Analysis of Financial Condition and Results of Operations; Report on Audited Consolidated Financial Statements For the Years Ended December 31, 1997 and 1998+
21       Subsidiaries of the Registrant+
23.1     Consent of Independent Certified Public Accountants
27       Financial Data Schedule+
------------------

+    Previously filed.
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 on April 7, 1997 (Registration No. 333-24681).
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 on June 3, 1997(Registration No. 333-24681)
(3) Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 on August 6,1997 (Registration No. 333-24681)
(4)  Reports on Form 8-K

(b)  Reports on Form 8-K

We filed reports on Form 8-K on October 6, 1998 and on November 16, 1998. The report filed on October 6, 1998 we reported under Item 5 information about our proposed acquisition of Country Tonight. No financial statements were filed in that report.

In the report filed on November 16, 1998, we filed amended financial information under Item 7 relating to our acquisition of assets of Gedco USA, Inc. and its related entities with this Report, we filed the following amended or supplemental financial statements relating to the Gedco asset acquisition:

1. Audited Financial Statements of business acquired, relating to the Gedco entities

2. Pro Forma Financial Information (unaudited), relating to the Gedco asset acquisition.

     a)   Unaudited  Pro Forma  Balance  Sheet as of December  31, 1997
     b) Unaudited Pro Forma Statement of Operations for year ended December 31, 1997
     c)   Notes to Pro Forma Consolidated Financial Statements