Form 10-Q
period 1999-06-30
ON STAGE ENTERTAINMENT INC
filed 1999-08-16
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

[] Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

Commission file number:   0-92402

                          ON STAGE ENTERTAINMENT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                               88-0214292
(State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                          Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                            89103
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

Yes [X]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                             Outstanding at August 13, 1999
         -----                             ------------------------------
Common Stock, $0.01 par value                         6,985,279

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                     PAGE NO.

Part I. Financial Information


       Item 1. Consolidated Financial Statements

                   Balance sheets..................................     1
                   Statements of operations........................     2 -3
                   Statements of cash flows........................     4
                   Notes to financial statements...................     5-12
       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations.    13-20

Part II. Other Information

     Item 1. Legal Proceedings......................................    21
     Item 2. Changes in Securities and Use of Proceeds..............    21
     Item 3. Defaults Upon Senior Securities........................    22
     Item 4. Submission of Matters of a Vote of Security Holders....    22
     Item 5. Other Information......................................    22
     Item 6. Exhibits and Reports on Form 8-K.......................    22


Signatures..........................................................    23

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                      December 31,            June 30,
                                                                                          1998                  1999
                                      Assets                                        ---------------       ---------------
                                                                                                            (Unaudited)
Current assets
      Cash and cash equivalents.............................................           $  1,009,768       $       466,077
      Accounts receivable, net..............................................              1,264,526             1,072,708
      Inventory.............................................................                243,413               247,851
      Deposits..............................................................                125,784               346,135
      Prepaid and other assets..............................................                594,777               667,928
    Notes receivable from officers  ........................................                 77,330                93,754
                                                                                    ----------------      ---------------
               Total current assets.........................................              3,315,598             2,894,453
                                                                                    ----------------      ---------------

Property, equipment and leasehold improvements..............................             24,130,663            24,156,527
Less:  Accumulated depreciation and amortization............................            (4,396,229)           (5,020,946)
                                                                                    ----------------      ---------------
Property, equipment and leasehold improvements, net.........................             19,734,434            19,135,581
                                                                                    ----------------      ---------------
Deferred financing costs, net of amortization of  $80,813 and $136,812......              1,039,187               983,188
                                                                                    ================      ===============
                                                                                       $ 24,089,219       $    23,013,222
                                                                                    ================      ===============

                       Liabilities and Stockholders' Equity
Current liabilities
    Working capital line ...................................................            $   999,679       $       871,845
    Accounts payable and accrued expenses...................................              2,533,232             2,389,736
    Accrued payroll and other liabilities...................................              1,891,924             2,677,693
    Current maturities of long-term debt....................................             14,682,246            14,665,016
    Note payable to officer ................................................                      -               217,000
                                                                                    ----------------      ---------------
    Total current liabilities...............................................             20,107,081            20,821,290
                                                                                    ----------------      ---------------

Long-term debt, less current maturities.....................................                786,468               539,722
                                                                                    ----------------      ---------------
           Total liabilities and long-term debt.............................             20,893,549            21,361,012
                                                                                    ----------------      ---------------

Commitments and contingencies (Note 4)

Stockholders' equity
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding............................                     -                     -
     Common stock, par value $0.01 per share; authorized 25,000,000
          Shares; 7,452,350 and 6,985,279 shares issued and outstanding.....                74,523                69,853
    Additional paid-in-capital..............................................            11,254,587            11,332,250
      Currency exchange adjustment..........................................                67,289               (17,167)
      Accumulated deficit...................................................            (8,200,729)           (9,732,726)
                                                                                    ----------------      ---------------
          Total stockholders' equity........................................             3,195,670             1,652,210
                                                                                    ----------------      ---------------
                                                                                    $   24,089,219        $   23,013,222
                                                                                    ================      ===============

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                           Three months ended
                                                                                                 June 30,
                                                                                         1998                  1999
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)

Net revenues....................................................................         $ 8,244,581          $ 7,403,008

Costs of revenues...............................................................           6,466,463            5,379,324
                                                                                    ----------------     -----------------

Gross profit....................................................................           1,778,118            2,023,684

Selling, general & administrative...............................................           1,076,753            1,035,952

Depreciation and amortization...................................................             329,939              353,534

Restructuring charges (Note 10).................................................                   -              262,793
                                                                                    ----------------     -----------------

Operating income................................................................             371,426              371,405

Interest, net...................................................................             384,514            1,019,838
                                                                                    ----------------     -----------------

Net loss........................................................................         $  (13,088)         $  (648,433)
                                                                                    ================     =================

Basic and diluted loss per share................................................          $   (0.00)          $    (0.09)
                                                                                    ================     =================

Basic and diluted average number of common shares outstanding...................           7,193,008            7,354,676
                                                                                    ================     =================


                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                              Six months ended
                                                                                                 June 30,
                                                                                    --------------------------------------
                                                                                         1998                  1999
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)

Net revenues....................................................................     $    11,969,067      $    13,675,247

Costs of revenues...............................................................           9,130,737           10,829,833
                                                                                    ----------------     -----------------

Gross profit....................................................................           2,838,330            2,845,414

Selling, general & administrative...............................................           2,461,414            2,081,868

Depreciation and amortization...................................................             463,896              603,601

Restructuring charges (Note 10).................................................                   -              262,793
                                                                                    ----------------     -----------------

Operating loss..................................................................            (86,980)            (102,848)

Interest, net...................................................................             454,834            1,429,149
                                                                                    ----------------     -----------------

Net loss........................................................................     $     (541,814)      $    (1,531,997)
                                                                                    ================     =================

Basic and diluted loss per share................................................     $        (0.08)      $         (0.21)
                                                                                    ================     =================

Basic and diluted average number of common shares outstanding...................         6,883,421               7,459,597
                                                                                    ================     =================

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                     -----------------------------------------
                                                                                           1998                   1999
                                                                                     -----------------     ------------------
                                                                                        (Unaudited)           (Unaudited)

Cash flows from operating activities
       Net loss..............................................................             $   (541,814)       $   (1,531,997)
                                                                                     ------------------    -------------------
       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
       Depreciation and amortization.......................................                    318,799              676,087
       Increase (decrease) from changes in operating assets and liabilities
                    Accounts receivable....................................                   (898,311)             180,505
                    Inventory..............................................                     11,687               (4,438)
                    Deposits...............................................                   (152,127)            (223,792)
                    Pre-opening costs......................................                 (1,256,382)                   -
                    Prepaid and other assets...............................                         (8)             (73,151)
                    Accounts payable and accrued expenses..................                    297,458             (143,496)
                    Accrued payroll and other liabilities..................                    808,063              794,769
                                                                                    ------------------    -------------------
         Total adjustments.................................................                   (870,821)           1,206,484
                                                                                     ------------------   -------------------
Net cash used in operating activities......................................                 (1,412,635)            (325,513)
                                                                                     ------------------    ------------------

Cash flows from investing activities
                    Advances on notes receivable from officer.............                     (81,127)             (31,950)
                    Payments received on notes receivable from officer....                      32,626               15,526
                    Capital expenditures..................................                    (167,920)             (42,538)
              Direct acquisition costs ...................................                     829,665                    -
              Payment for purchase of Gedco, USA, net of cash received (Note 5)            (14,602,005)                   -
                                                                                     ------------------    ------------------
Net cash used in investing activities.....................................                 (13,988,761)             (58,962)
                                                                                     ------------------    ------------------

Cash used in financing activities
      Borrowings/repayments under working capital line (Note 5)...........                   1,000,000             (127,834)
      Proceeds from long-term borrowing...................................                  13,727,237                    -
      Repayment on long-term borrowing....................................                    (561,426)            (263,976)
      Notes payable to officer............................................                           -              300,000
      Cash received on notes payable from officer.........................                           -              (83,000)
      Issuance of common stock............................................                           -              100,050
                                                                                     ------------------    ------------------
Net cash provided by (used in) financing activities.......................                  14,165,811              (74,760)
                                                                                     ------------------    ------------------

Effect of exchange rate changes on cash and cash equivalents..............                           -              (84,456)
                                                                                     ------------------    ------------------

Net decrease in cash and cash equivalents.................................                   (1,235,585)           (543,691)
Cash and cash equivalents at beginning of period..........................                    2,323,559           1,009,768
                                                                                     ------------------    -------------------

Cash and cash equivalents at end of period................................            $       1,087,974     $       466,077
                                                                                     ==================    ===================

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
       Interest...........................................................            $         539,303    $          460,827
                                                                                     ==================    ===================

Supplemental schedule of non-cash investing and financing activities

     On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, effectively unwinding the November 1996 acquisition of Interactive Events, Inc. Under the Interactive Re-Conveyance, On Stage re-conveyed all of the assets of Interactive to Kanfer in consideration for Kanfer's re-conveyance of the 30,304 shares of On Stage's common stock valued at $1.125 per share, issued to Kanfer during On Stage's original acquisition of Interactive, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the acquisition of Interactive by On Stage and any claim relating to Kanfer's subsequent employment with us. Kanfer also entered into an exclusive right of representation agreement with us in February 1999, under which we granted to Kanfer the right to represent our Legends production in designated areas in consideration for a portion of the gross proceeds generated by that representation.

     On April 23, 1999, On Stage granted its securities counsel, Nida & Maloney, P.C. an option to purchase 40,000 shares of common stock at a purchase price of $1.00 per share as payment for $38,469 in legal services performed for On Stage by Nida & Maloney, P.C. The securities were issued under the exception from registration provided by Section 4 (2) of the Securities Act.

     On May 7, 1999, On Stage issued 8,471 shares of common stock valued at $1.06 per share to Jim Owen, a former performer with On Stage. These shares were issued in connection with the resolution of litigation that arose several years ago between On Stage and Owen with regard to the right to the use of certain photographs taken of Owen by On Stage. The securities were issued under the exception from registration provided by Section 4 (2) of the Securities Act.

     On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition. The Hanover shares were returned to On Stage under the terms of a Mutual Release and Settlement Agreement, which was entered into by and between On Stage and Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with the Gedco asset acquisition.

                  On Stage Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Basis of Presentation

     The financial statements include herein included the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries:
Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry's Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; On Stage Theaters Surfside Beach, Inc., a Nevada corporation; and Interactive Events, Inc., a Georgia corporation.

On Stage derives net revenues from five reportable segments:

o Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee. In addition, this Casinos segment also operates our Legends show at the Imperial Palace in Las Vegas, Nevada and Biloxi, Mississippi and at Bally's Park Place in Atlantic City, New Jersey.
o Theaters. The Theaters segment owns and/or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. This Theaters segment derives revenues from the sale of tickets, along with food and beverages to patrons who attend our live theatrical productions.
o Events. The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for a fixed fee. Revenues generated from the Events segment are included in the Casinos segment.
o Merchandise. The Merchandise segment sells merchandise and souvenir photography products to patrons who attend our Casinos, Theaters and Events segment productions. Revenues generated from the Merchandise segment are included in the Theaters segment.
o Production Services. The Production Services segment sells technical equipment and services to commercial clients. However, the Productions Services segment's primary focus is to provide technical support for all of the Casinos, Theaters, Events and Merchandise segments.

(1)       Subsequent Events

     On July 9, 1999 David Hope resigned from his positions with On Stage as its President, Chief Operating Officer and Director to pursue other interests. However, Mr. Hope has agreed to provide consulting services to On Stage on a part-time basis to assist On Stage with the consummation of its restructuring and strategic growth strategies.

     On July 14, 1999, James Nederlander resigned his post as a Director for On Stage. The reason given for such resignation was that Mr. Nederlander's other business interests were increasingly consumming the majority of his time, which left him unable to devote sufficient time to his future duties as a Director of On Stage.

     On July 12, 1999, First Security Bank of Nevada filed a complaint against On Stage, its subsidiaries and John W. Stuart in the District Court of Nevada in Clark County, Nevada. The complaint alleges that On Stage has breached its contract with First Security by refusing to repay our outstanding indebtedness to First Security Bank and First Security Leasing. The complaint prays for repayment of the matured loan and lease lines in the amount of approximately $1,955,998, together with interest, attorneys' fees and associated costs. Additionally, the complaint seeks to enforce the personal guaranty of Mr. Stuart to repay $1,000,000 of this outstanding balance and prays for writs of garnishment and attachments of On Stage's personal property.

(2)  New Accounting Pronouncements

     Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation. We do not expect the adoption of SOP 98-5 to have a material impact, if any, on our financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. We do not expect the adoption of SFAS No. 133 to have a material impact, if any, on our results of operations, financial position or cash flows.

(3)       Loss Per Share

     Statement of Financial Accounting Standard No. 128 provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. We have adopted this pronouncement during the fiscal year ended December 31, 1997.

     For the six months ended June 30, 1998, potential dilutive securities representing 773,853 outstanding stock options and 4,480,956 outstanding warrants are not included, since their effect would be anti-dilutive. For the six months ended June 30, 1999, potential dilutive securities representing 1,121,550 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive.

(4) Commitments and Contingencies

     We are a party to various legal proceedings in which the adverse parties are seeking damages from us. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of us, the management of On Stage does not believe the final resolution of these matters will have a material adverse effect upon the our financial condition and results of operations.

(5) Business Acquisition

Interactive Events, Inc. Acquisition and Re-Conveyance

     On November 1, 1996, On Stage entered into Common Stock Purchase Agreement with Interactive Events, Inc. Under this agreement, Interactive sold all of its assets to On Stage in exchange for an aggregate of 30,304 share of On Stage's common stock. Additionally, Richard S. Kanfer, President of Interactive, agreed to join On Stage as our Vice President of Sales. On Stage recorded $129,180 as the excess of the purchase price over the net assets acquired, which was being amortized over ten years. At December 31, 1998, On Stage determined there was an impairment in the value of the excess of the purchase price over the net assets acquired in connection with the Interactive purchase and wrote off the remaining unamortized balance of $102,131.

     On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, effectively unwinding the November 1996 acquisition of Interactive Events, Inc. Under the Interactive Re-Conveyance, On Stage re-conveyed all of the assets of Interactive to Kanfer in consideration for Kanfer's re-conveyance of the 30,304 shares of On Stage's common stock valued at $1.125 per share, issued to Kanfer during On Stage's original acquisition of Interactive, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the acquisition of Interactive by On Stage and any claim relating to Kanfer's subsequent employment with us. Kanfer also entered into an exclusive right of representation agreement with us in February 1999, under which we granted to Kanfer the right to represent our Legends production in designated areas in consideration for a portion of the gross proceeds generated by that representation.

Gedco USA, Inc. Acquisition

     On March 13, 1998, we completed our acquisition of certain assets from Gedco USA, Inc. and its affiliates for a purchase price of $14,000,000, consisting of $11,500,000 in cash and 595,238 shares of common stock valued at $2,500,000. Included in the Gedco asset acquisition were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast, Blazing Pianos piano bar, the Fort Liberty shopping complex that includes a Wild Bill's Dinner Theater, each of which is located in greater Orlando, Florida, and a second Wild Bill's Dinner Theater located in Buena Park, California. Gerard O'Riordan, President of Gedco joined us as President of On Stage Theaters, Inc., a wholly subsidiary have On Stage that manages the acquired dinner theaters and piano bar as well as other selected theaters.

     On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition. The Hanover shares were returned to On Stage under to the terms of a Mutual Release and Settlement Agreement, which was entered into by and between On Stage and Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with the Gedco asset acquisition.

     On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation signed an agreement with On Stage to fund up to $20,000,000 of mortgage financing. On the same day, On Stage used $12,500,000 of the facility to fund the cash portion of the Gedco asset acquisition. On June 30, 1998, On Stage used an additional $1,100,000 to fund the cash portion of the purchase of a fee simple interest in the Legends Theater in Surfside Beach, South Carolina, and the purchase of a leasehold interest in the Eddie Miles Theater in North Myrtle Beach, South Carolina. On October 7, 1998, On Stage used an additional $550,000 for working capital purposes. In addition, On Stage granted Imperial Credit and related entity warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $4.44 per share. In consideration for Imperial Credit's October 7, 1998 funding of $550,000, On Stage reset the strike price on 325,000 of the Imperial Credit warrants from $4.44 to $1.25 per share.

     We made January, February and March 1999 payments to Imperial Credit after the due date for those payments. As a result of those delinquencies, we have incurred late charges and default interest, which we have not paid. We are in default under the Imperial Credit facility and we are unable to borrow additional funds under the facility. As of August 6, 1999, we have not made our payments to Imperial Credit due April 1, 1999, May 1, 1999, June 1, 1999, July 1, 1999 or August 1, 1999. We are currently negotiating with Imperial Credit to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to other defaults under the facility, including a breach of debt service coverage ratio warranties.

        The components of the purchase price and its allocation to the assets and liabilities are as follows:


Purchase Price:
     Liabilities assumed..............................................        $ 986,044
     Issuance of 595,238 restricted shares of common stock............        2,500,000
                                                                          --------------
                                                                              3,486,044
     Costs of acquisition incurred....................................        1,645,874
       Cash paid......................................................       11,500,000
                                                                          --------------
                                                                            $16,631,918
                                                                          ==============

         The acquisition was accounted for as a purchase and the assets acquired were recorded at a fair market value. The building and equipment are being depreciated over twenty and three years, respectively, under the straight-line method. The allocation of the purchase price was as follows:


Cash.................................................................     $     383,444
Inventory............................................................           120,084
Prepaid expenses.....................................................           157,516
Land.................................................................        11,275,507
Building.............................................................         3,214,740
Equipment............................................................           730,627
Deferred financing acquisition expenses..............................           750,000
                                                                          ==============
                                                                          $  16,631,918
                                                                          ==============

     The assets acquired and liabilities assumed were transferred to either to our wholly owned subsidiary, On Stage Theaters, Inc., or a wholly owned subsidiary of On Stage Theaters, Inc., concurrent with the acquisition.

     The unaudited pro-forma results of operations presented below reflect our operations as though the acquisition had taken place at the beginning of each period presented. The pro-forma results have been prepared for comparative purposes only, and are not necessarily indicative of what the actual result of operations would have been had such acquisitions occurred at the beginning of the periods presented, or what results of operations will be in the future.



                                                             Six months ended June 30,
                                                        --------------------------------------
                                                              1998               1999
                                                        ----------------- --------------------

Revenues ...............................................$     14,449,952          13,675,247
Operating income (loss).................................         188,632            (102,848)
Net loss................................................        (175,298)         (1,531,997)
Basic and diluted loss per share........................$          (0.04)              (0.21)
Basic and diluted average number of common
   Shares outstanding...................................       6,883,421           7,459,597




(6)  Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, we have suffered recurring operating losses and have a working capital deficit that impairs our ability to obtain additional financing. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 1998, indicating that there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

     We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings, and traditional bank financing. We anticipate, based on our proposed plans and assumptions relating to our operations that our current cash, cash equivalent balances, anticipated revenues from operations are insufficient to fund our ongoing operations.

     On Stage intends to manage short-term liquidity concerns through the renegotiation of our expired working capital line, capital leases and mortgage facilities. We have either closed down or restructured any business units that are not generating positive cash flow. In addition, we have lowered selling, general and administrative costs as a percent of net revenues from 20.6% in the six months ended June 30, 1998 to 15.2% in the six months ended June 30, 1999 and continue to downsize and restructure our selling, general and administrative functions.

     In addition, we are continuing our efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that we will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us.

(7)  Year 2000

     We believe that our accounting and financial reporting systems are in full compliance with Year 2000 preparedness. We have invested in the latest hardware and software and have implemented standards that require Year 2000 compliance from all vendors. We do not anticipate any problems in maintaining this compliance in the future.

     However, On Stage is continuing to assess Year 2000 preparedness, through actively coordinating with vendors, creditors, and financial organizations to prepare for possible repercussions of non-compliance. On Stage is also undertaking exhaustive surveys in each of our geographic locations to further determine preparedness. We have a full-time certified in-house management information systems employee who has the authority to hire local computer certification companies to visit each site and physically re-certify that each machine, microprocessor and software program in use is Year 2000 compliant. We have allocated $25,000 to complete our certification program and anticipate completion by September 30, 1999.

(8)   Segment Information

      The  following  tables  set  forth  the  segment   profit/loss  and  asset
information.

                     For the six months ended June 30, 1998

                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino       Production      Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $4,498,359     $          -   $  7,470,708  $          -  $  11,969,067

Interest expense                         $     (33)     $          -   $    432,713  $     22,154  $     454,834

Depreciation and amortization            $   96,048     $         59   $    200,230  $    167,559  $     463,896

Segment profit (loss)                    $  964,534     $   (134,727)  $     74,541  $ (1,446,162) $    (541,814)

Segment assets                           $2,763,234     $    740,828   $ 18,288,553  $  1,641,129  $  23,433,744

Additions to long-lived assets           $  241,897     $     33,089   $  2,155,928  $    625,212  $   3,056,126



                     For the six months ended June 30, 1999

                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino      Production       Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $4,848,049     $     45,499   $   8,781,699  $         -   $  13,675,247

Interest expense                         $       27     $      1,123   $   1,323,694  $    104,305  $   1,429,149

Depreciation and amortization            $  185,583     $     43,923   $     280,397  $     93,698  $     603,601

Segment profit (loss)                    $1,246,182     $   (342,939)  $  (1,092,935) $ (1,342,305) $  (1,531,997)

Segment assets                           $3,182,401     $    775,783   $  18,336,767  $  1,861,576  $  24,156,527

Additions to long-lived assets           $   20,091     $          -   $      22,447  $          -  $      42,538


(9)  Possible Delisting of Securities from the Nasdaq SmallCap Market

     In order to continue to be listed on The Nasdaq SmallCap Market, On Stage must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share; provided, however, that if On Stage falls below that minimum bid price, we will remain eligible for continued inclusion on The Nasdaq SmallCap Market if the market value of the public float is at least $1,000,000 and we have $2,000,000 in capital surplus. Our stock price has been below $1.00 per share for most of 1999. Nasdaq has recently proposed new maintenance criteria which, if implemented, would eliminate the foregoing exception to the minimum bid price requirement and require, among other things, $2,000,000 in net tangible assets, $1,000,000 market value of the public float and adherence to certain governance provisions.

     On April 20, 1999, On Stage received a letter of inquiry from The Nasdaq Stock Market, Inc. requesting that we submit a detailed letter describing our plan to address the specific items that led to the issuance of "going concern" opinion from our independent auditors. The letter further requested that we discuss why we believe we will be able to sustain compliance with the continued listing standards of Nasdaq. We were required to provide a responsive answer by June 4, 1999, which we did. The failure to meet the maintenance criteria in the future, and the failure to adequately assure Nasdaq that we will be able to meet the listing criteria in the future, may result in the delisting of our securities from The Nasdaq SmallCap Market. If this occurs, the trading, if any, in our securities would be conducted in the non-Nasdaq over-the-counter market. As a result of such a delisting, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities.

     On June 4, 1999, On Stage responded to the April 30, 1999, letter from Nasdaq providing information regarding the auditors' "going concern" and On Stage's growth strategy and the ability to comply with the continued listing standards of The Nasdaq SmallCap Market.

     On June 8, 1999, On Stage received a response letter from Nasdaq, pursuant to which Nasdaq afforded On Stage ninety (90) days in which to raise its minimum bid price to $1.00 or more for a minimum of ten (10) consecutive trading days. In the event, we are unsuccessful in our attempt to accomplish this requirement, our securities will be delisted at the opening of business on September 9, 1999.

(10) Downsizing and Restructuring

     On April 30, 1999, the board of directors adopted a restructuring plan. The restructuring plan focuses on four key areas:

o        overhead reduction;
o        debt restructuring;
o        accounts payable rescheduling; and
o        overall cost containment.

     We have already implemented the initial phase of the plan by reducing overhead by approximately $707,000 on an annualized basis. We also expect the cost containment measures implemented to yield another $100,000 of annualized savings, for a total savings of $807,000 for the two measures. Subsequent overhead reductions were implemented by June 30, 1999. In addition to these measures, we are also in the process of attempting to restructure our debts and rescheduling payments of our accounts payable in order to maximize cash flow.

(11) Toronto Closing

     Our Legends in Concert production opened at the Sheraton Centre Toronto Hotel in May 1997. Unfortunately, for reasons discussed below, this Legends production did not prove to be successful and was discontinued in April 1999 after generating an operating loss of $717,000 for the year ended December 31, 1998 and $264,000 for the four months ended April 1999. At December 31, 1998, On Stage had an impairment of net assets associated with the Toronto show and wrote off net assets of $409,000.

     We believe that the operating performance of Legends at the Sheraton Centre Toronto Hotel suffered from inadequate sales and marketing resulting in less than optimal ticket sales in the start-up phase of the production. The lower than anticipated revenue levels, combined with high indirect production costs associated with the "four wall" costs structure resulted in the losses.

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

     The most important factors that could prevent On Stage from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 1998, as well as the following:

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

o The ability to successfully manage the litigation pending against us and to avoid future litigation;and

o The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

     The following tables set forth, the results of operations for the reportable segments indicated:


                                                         For the quarter ended June 30, 1998

                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino      Production      Theaters        Segments           OSE         Consolidated
                            -------------- ------------- --------------  --------------  ---------------  --------------
Net revenues.............   $   2,420,165  $         -   $    5,824,416  $   8,244,581   $            -   $   8,244,581

Cost of revenues.........       1,601,519       94,711        4,770,233      6,466,463                -       6,466,463
                            -------------- ------------- --------------  --------------  ---------------  --------------

Gross profit (loss)......         818,646      (94,711)       1,054,183      1,778,118                -       1,778,118

Selling, general &
administrative...........         230,948             -        338,280         569,228          507,525       1,076,753

Depreciation &
amortization............           54,898           59         183,043         238,000           91,939         329,939
                           -------------- -------------  --------------  --------------  ---------------  --------------

Operating income (loss).          532,800      (94,770)         532,860        970,890         (599,464)        371,426

Interest expense, net...             (13)             -         369,337        369,324           15,190         384,514
                            -------------- ------------- --------------  --------------  ---------------  --------------

Net income (loss).......    $    532,813   $   (94,770)  $      163,523  $     601,566   $     (614,654)  $     (13,088)
                            ============== ============= ==============  ==============  ===============  ==============




                                         For the quarter ended June 30, 1999

                            -------------- -------------  ------------- ---------------  --------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- -------------  -------------  --------------  ---------------  --------------
Net revenues..........      $   2,274,856  $     26,929  $   5,101,223   $   7,403,008   $          -     $    7,403,008

Cost of revenues......          1,437,970       170,628      3,770,726       5,379,324              -          5,379,324
                            -------------- -------------  -------------  --------------  ---------------  --------------

Gross profit (loss)...            836,886      (143,699)     1,330,497       2,023,684              -          2,023,684

Selling, general &
administrative........            132,112             -        425,132         557,244          478,708        1,035,952

Depreciation &
amortization..........             86,204        22,029        199,724         307,957           45,577          353,534

Restructuring charges              10,000             -        113,359         123,359          139,434          262,793
                            -------------- -------------  -------------  --------------  ---------------  --------------

Operating income (loss).          608,570      (165,728)       592,282       1,035,124        (663,719)          371,405

Interest expense, net..                27             -        966,804         966,831           53,007        1,019,838
                            -------------- -------------  -------------  --------------  ---------------  --------------
Net income (loss)......     $     608,543  $   (165,728)  $   (374,522)  $      68,293   $     (716,726)  $    (648,433)
                            ============== =============  =============  ==============  ===============  ==============



                                                       For the six months ended June 30, 1998

                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino      Production      Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues..........      $   4,498,359      $      -    $ 7,470,708   $  11,969,067   $            -   $  11,969,067

Cost of revenues......          2,922,840       126,260      6,081,637       9,130,737                -       9,130,737
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Gross profit (loss)...          1,575,519     (126,260)      1,389,071       2,838,330                -       2,838,330

Selling, general &
administrative........            514,970         8,408        681,587       1,204,965        1,256,449       2,461,414

Depreciation &
amortization..........             96,048            59        200,230         296,337          167,559         463,896
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Operating income (loss).          964,501      (134,727)       507,254       1,337,028       (1,424,008)        (86,980)

Interest expense, net...             (33)             -        432,713         432,680           22,154         454,834
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Net income (loss).......    $     964,534  $   (134,727) $      74,541   $     904,348   $  (1,446,162)  $     (541,814)
                            ============== ============= ============== =============== ================ ===============



                                         For the six months ended June 30, 1999

                            -------------- ------------- -------------- --------------- ----------------- --------------
                                                                          Sub-Total
                                                                          Operating                           Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net revenues..........      $   4,848,049   $    45,499  $   8,781,699   $  13,675,247   $             -   $ 13,675,247

Cost of revenues......          3,082,748       343,392      7,403,693      10,829,833                 -     10,829,833
                            -------------- ------------- -------------- --------------- ----------------- --------------

Gross profit (loss)...          1,765,301      (297,893)     1,378,006       2,845,414                 -      2,845,414

Selling, general &
administrative........            323,509             -        753,491       1,077,000         1,004,868      2,081,868

Depreciation &
amortization..........            185,583        43,923        280,397         509,903            93,698        603,601

Restructuring charges.             10,000             -        113,359         123,359           139,434        262,793
                            -------------- ------------- -------------- --------------- ----------------- --------------

Operating income (loss).        1,246,209      (341,816)       230,759       1,135,152       (1,238,000)       (102,848)

Interest expense, net...               27         1,123      1,323,694       1,324,844           104,305      1,429,149
                            -------------- ------------- -------------- --------------- ----------------- --------------

Net income (loss).......    $   1,246,182     (342,939)     (1,092,935)      (189,692)       (1,342,305)     (1,531,997)
                            ============== ============= ============== =============== ================= ==============

Quarter Ended June 30, 1998 versus Quarter Ended June 30, 1999

     Net Revenues. Revenues decreased by $841,000 or 10.2% to $7,403,000 for the quarter ended June 30, 1999 compared to $8,244,000 for the quarter ended June 30, 1998. Our revenue is derived from five principal operating segments:
Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $2,275,000 for the quarter ended June 30, 1999 compared to $2,420,000 for the quarter ended June 30, 1998, a decrease of $145,000, or 6.0%. Contributing to this decrease were decreases in revenues primarily attributable to limited engagements and corporate events. These decreases were partially offset by increases in revenue at the Legends show at the Imperial Palace and Casino in Las Vegas, Nevada, the addition of new shows at The River Palms Resort and Casino in Laughlin, Nevada and The Showboat in Atlantic City, New Jersey.

     Production Services revenues were approximately $27,000 for the quarter ended June 30, 1999 compared to $0 for the quarter ended June 30, 1998. The increase was attributable to equipment rentals.

     Theaters revenues were approximately $5,101,000 for the quarter ended June 30, 1999 compared to $5,824,000 for the quarter ended June 30, 1998, a decrease of $723,000, or 12.4%. This decrease was primarily attributable to decreases in revenues generated by On Stage's dinner theaters, the discontinuation of the Legends shows at the Estrel Residence & Congress Hotel in Berlin, Germany and at the Sheraton Centre Hotel in Toronto, Canada. These decreases were partially offset by increases in revenues at the Legends show in Branson, Missouri and rental income derived from The Eddie Miles Theater.

     Costs of Revenues. Total costs of revenues were $5,379,000 for the quarter ended June 30, 1999 compared to $6,466,000 for the quarter ended June 30, 1998, a decrease of $1,087,000, or 16.8%. Costs of revenues decreased to 72.7% of net revenues for the quarter ended June 30, 1999, as compared to 78.4% for the quarter ended June 30, 1998. This decrease in cost of sales as a percentage of revenues was primarily attributable to a change in the mix of our revenues.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $1,036,000 for the quarter ended June 30, 1999 as compared to $1,077,000 for the quarter ended June 30, 1998, a decrease of $41,000, or 3.8%. This is primarily attributable to our reduction of overhead associated with On Stage discontinued "roll-out" strategy. Selling, general and administrative costs increased to 14.0% of net revenues for the quarter ended June 30, 1999, as compared to 13.1% for the quarter ended June 30, 1998.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 1999 increased by $24,000, or 7.2%, as compared to the quarter ended June 30, 1998. The increase was primarily due to capital additions to current shows and new shows.

     Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     Operating Income. Our operating income was approximately $371,000 for the quarter ended June 30, 1999, compared to an operating income of $371,000 for the quarter ended June 30, 1998.

     Interest Expense, Net. Interest expense for the quarter ended June 30, 1999 increased by $635,000, or 165.3% as compared to the quarter ended June 30, 1998. The increase was primarily due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the quarter ended June 30, 1998. At June 30, 1998 and 1999, we had federal net operating loss carryforwards of approximately $4,339,000 and $7,907,190 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 1998 versus Six Months Ended June 30, 1999

     Net Revenues. Revenues increased by $1,706,000 or 14.3 % to $13,675,000 for the six months ended June 30, 1999 compared to $11,969,000 for the six months ended June 30, 1998. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $4,848,000 for the six months ended June 30, 1999 compared to $4,498,000 for the six months ended June 30, 1998, an increase of $350,000, or 7.8%. Contributing to this increase were increases in revenues generated at the Legends show at the Imperial Palace and Casino in Las Vegas, Nevada, the addition of new shows at the River Palms Resort and Casino in Laughlin, Nevada, Taj Mahal Hotel and Casino, Hilton Hotel and Casino and Atlantic City Showboat.

     Production Services revenues were approximately $45,000 for the six months ended June 30, 1999 compared to $0 for the six months ended June 30, 1998. The increase was attributable to equipment rentals.

     Theaters revenues were approximately $8,782,000 for the six months ended June 30, 1999 compared to $7,471,000 for the six months ended June 30, 1998, an increase of $1,311,000, or 17.6%. This increase was primarily attributable to the fact that the dinner theaters acquired as a result of the Gedco asset acquisition were given a full six (6) month results of operations in 1999, compared to only 4.5 months results of operations during the first six months of 1998.

     Costs of Revenues. Total costs of revenues were $10,830,000 for the six months ended June 30, 1999 compared to $9,131,000 for the six months ended June 30, 1998, an increase of $1,699,000, or 18.6%. Costs of revenues increased to 79.2% of net revenues for the six months ended June 30, 1999, as compared to 76.3% for the six months ended June 30, 1998. This increased in cost of sales as a percentage of revenues was primarily attributable to a change in the mix of our revenues due to the inclusion of the dinner theaters revenues, which have higher costs of revenues than our other business segments.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $2,082,000 for the six months ended June 30, 1999 as compared to $2,461,000 for the six months ended June 30, 1998, a decrease of $379,000, or 15.4%. Selling, general and administrative costs decreased to 15.3% of net revenues for the six months ended June 30, 1999, as compared to 20.6% for the six months ended June 30, 1998. This is primarily attributable to our reduction of overhead associated with On Stage's discontinued "roll-out" strategy.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 1999 increased by $140,000, or 30.2%, as compared to the six months ended June 30, 1998. The increase was primarily due to capital additions to current shows, new shows, and an increase in assets as a result of the Gedco asset acquisition.

     Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     Operating Loss. On Stage's operating loss was approximately $103,000 for the six months ended June 30, 1999, compared to an operating loss of $87,000 for the six months ended June 30, 1998, an increase of $16,000, or 18.4%.

     Interest Expense, Net. Interest expense for the six months ended June 30,1999 increased by $974,000, or 214.2% as compared to the six months ended June 30, 1998. The increase was primarily due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the six months ended June 30, 1998. At June 30, 1998 and 1999, we had federal net operating loss carryforwards of approximately $4,339,000 and $7,907,190 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Seasonality and Quarterly Results

     On Stage's business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

     The following table sets forth On Stage's net revenue for each of the last ten quarters ended June 30, 1999:


                                       Net Revenues ($ in thousands)

                                 March 31,             June 30,           September 30,       December 31,
Fiscal 1997.................      $ 2,719              $ 3,979               $ 5,071             $ 3,957
Fiscal 1998.................      $ 3,724              $ 8,245               $ 8,059             $ 7,819
Fiscal 1999.................      $ 6,272              $ 7,403


Liquidity and Capital Resources

General

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

     On Stage intends to manage short-term liquidity concerns through the renegotiations of our expired working capital line, capital leases and mortgage facilities. We have either closed down or restructured any business units that were not generating positive cash flow. In addition, we have lowered selling, general and administrative expenses as a percentage of net revenues from 20.6% for the six months ended June 30, 1998 to 15.2% for the six months ended in June 30, 1999 and continues to downsize and restructure our selling, general and administrative functions.

     In addition, we are continuing our efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that we will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us.

     For the six months ended June 30, 1998, On Stage had net cash deficit used by operations of approximately $1,413,000. As of June 30, 1998, On Stage had approximately $1,100,000 in cash and cash equivalents. For the six months ended June 30, 1999, On Stage had net cash deficit used by operations of approximately $325,000. As of June 30, 1999, On Stage had approximately $466,000 in cash and cash equivalents. The operating deficits for both periods were primarily attributable to pre-opening costs for new shows and business seasonality.

     The net cash used in investing activities for the six months ended June 30, 1998 of $13,989,000 was primarily attributable to direct acquisition costs related to the Gedco asset acquisition. The net cash used in investing activities for the quarter ended June 30, 1999 of $59,000, was primarily attributable to capital expenditures.

     Net cash provided by financing activities for the six months ended June 30, 1998 of $14,166,000, was attributable to Imperial Credit's funding of $12,500,000 for the Gedco asset acquisition. Net cash provided by financing activities for the six months ended June 30, 1999 of $75,000 was primarily attributable to notes payable from officer and the issuance of common stock, offset by repayment of long-term borrowing and repayment under working capital lines.

Working Capital

     At June 30, 1998, we had a working capital of approximately $112,000 primarily attributable to the pre-opening costs of new shows. At June 30, 1999, we had working capital deficit of approximately $17,927,000 which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, notes payable to officer, and the default and concurrent acceleration of our lease lines and loan from First Security Bank and Imperial Credit to current liabilities. Because of the recurring losses, the working capital deficit and the loan defaults, our auditors issued a going concern opinion for the year ended December 31, 1998.

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

Mortgage Financing Commitment

     On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation signed an agreement with On Stage to fund up to $20,000,000 of mortgage financing. On the same day, On Stage used $12,500,000 of the facility to fund the cash portion of the Gedco asset acquisition and related fees. On June 30, 1998, On Stage used an additional $1,100,000 to fund the cash portion of the purchase of a fee simple interest in the Legends Theater in Surfside Beach, South Carolina, and the purchase of a leasehold interest in the Eddie Miles Theater in North Myrtle Beach, South Carolina. On October 7, 1998, On Stage used an additional $550,000 for working capital purposes. The initial $12,500,000 loan and the subsequent $1,650,000 in loans extended by Imperial Credit to On Stage under the mortgage financing facility currently bear interest at the rate of 9.06% and 9.9%, respectively. In addition, On Stage granted Imperial Credit and related entity warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $4.44 per share. In consideration for Imperial Credit's October 7, 1998 funding of $550,000, On Stage reset the strike price on 325,000 of the Imperial Credit warrants from $4.44 to $1.25 per share.

Existing Defaults Under Credit Facilities

     As of March 31, 1999, On Stage had failed to pay off any part of the line of credit with First Security and is in default under its terms. On April 29, 1999, we received a notice of default under the line of credit from First Security. Our default on the line of credit with First Security caused an automatic default on our lease line with First Security Leasing due to a cross-default provision contained in the line of credit. While we are negotiating with First Security and First Security Leasing to convert the line of credit and lease line into term loan facilities, there can be no assurance that we will be successful in accomplishing this task. Additionally, on July 12, 1999, First Security Bank filed a complaint on behalf of First Security and First Security Leasing against On Stage demanding repayment under the line of credit and lease lines.

     On May 28, 1999, we issued a press release announcing that we had received notice of default from Imperial Credit. The notice of default was received May 24, 1999. We are currently negotiating with Imperial Credit to cure the default through a continuation of our restructuring to improve cash flow and a restructuring of our debt. There can be no assurance that we will be able to cure the default, effect an appropriate restructuring or develop an alternative financing strategy.

     In the event that First Security, First Security Leasing or Imperial Credit, initiates foreclosure action against us or our assets, all or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities. We intend to renegotiate the terms of our credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing, there can be no assurance that our efforts will be successful.

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

     On July 12, 1999, First Security Bank of Nevada filed a complaint against On Stage, its' subsidiaries and John W. Stuart in the District Court of Nevada in Clark County, Nevada. The complaint alleges that On Stage has breached its' contract with First Security by refusing to repay our outstanding indebtedness to First Security Bank and First Security Leasing. The Complaint prays for repayment of the matured loan and lease lines in the amount of approximately $1,955,998, together with interest, attorneys' fees and costs associated therewith. Additionally, the Complaint seeks to enforce the personal guaranty of John W. Stuart to repay $1,000,000 of this outstanding balance and prays for writs of garnishment and attachments of On Stage's personal property. On Stage has recently filed its' answer to this complaint.

     On August 2, 1999, Hemisphere Tour & Travel, Inc., n/k/a HT&T, Inc., Richard Winokur, Media Corp. of America and Stephen Zadrick filed a complaint against On Stage and Gedco USA, Inc. in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The complaint alleges that representatives from On Stage and Gedco breached an oral contract with plaintiffs to pay them a commission in connection with the Gedco asset acquisition. More specifically, the plaintiffs allege that had it not been for their introduction of Gedco and On Stage, the parties would never have consummated the Gedco asset acquisition. On Stage is currently preparing an answer to this complaint.

Item 2.  Changes in Securities and Use of Proceeds.

     On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, effectively unwinding the November 1996 acquisition of Interactive Events, Inc. Under the Interactive Re-Conveyance, On Stage re-conveyed all of the assets of Interactive to Kanfer in consideration for Kanfer's re-conveyance of the 30,304 shares of On Stage's common stock valued at $1.125 per share, issued to Kanfer during On Stage's original acquisition of Interactive along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the acquisition of Interactive by On Stage and any claim relating to Kanfer's subsequent employment with us. Kanfer also entered into an exclusive right of representation agreement with us in February 1999, under which we granted to Kanfer the right to represent our Legends production in designated areas in consideration for a portion of the gross proceeds generated by that representation.

     On April 23, 1999, On Stage granted it securities counsel, Nida & Maloney, P.C. an option to purchase 40,000 shares of common stock at a purchase price of $1.00 per share as payment for $38,469 in legal services performed for On Stage by Nida & Maloney, P.C. The securities were issued under the exception from registration provided by Section 4 (2) of the Securities Act.

     On May 7, 1999, On Stage issued 8,471 shares of common stock valued at $1.06 per share to Jim Owen, a former performer with On Stage. These shares were issued in connection with the resolution of litigation that arose several years ago between On Stage and Owen with regard to the right to the use of certain photographs taken of Owen by On Stage. The securities were issued under the exception from registration provided by Section 4 (2) of the Securities Act.

     On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition. The Hanover shares were returned to On Stage under to the terms of a Mutual Release and Settlement Agreement, which was entered into by and between On Stage and Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with the Gedco asset acquisition.

Item 3.  Defaults Upon Senior Securities.

     On May 24,1999, On Stage received a notice of default from Imperial Commercial Credit and Investment Corporation, the first mortgage lender on On Stage's dinner theaters in Florida and California and its theatrical venues in the greater Myrtle Beach, South Carolina are. See additional information as filed on Form 8-K dated May 28, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6. Exhibits & Reports on Form 8-K

     (a) Exhibits.

         None.
     (b) Reports on Form 8-K.

     On May 24,1999, On Stage filed Form 8-K regarding the notice of default On Stage received from Imperial Credit Commercial Mortgage Investment Corporation.

     On July 12,1999 On Stage filed Form 8-K regarding the resignation of David Hope, On Stage's President and Chief Operating Officer.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ON STAGE ENTERTAINMENT, INC.



Date: August 16, 1999                      /s/ John W. Stuart
                                           -----------------------------------
                                               John W Stuart
                                               Chairman and Chief Executive
                                               Officer




Date: August 16, 1999                      /s/ Pedro Perez
                                           ------------------------------------
                                               Pedro Perez
                                               Chief Accounting Officer