Form 10QSB
period 1999-09-30
ON STAGE ENTERTAINMENT INC
filed 1999-11-15
CIK 1035514

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

Commission file number                                0-92402
                      ----------------------------------------------------------

                          ON STAGE ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                             88-0214292
   ----------------------------------                        ------------------
     (State or Other Jurisdiction                              (IRS Employer
    of Incorporation or Organization)                        Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                             89103
---------------------------------------                          ----------
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

YES   X                       NO
-------------                 -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        CLASS                           OUTSTANDING AT NOVEMBER 12, 1999
        -----                           --------------------------------
   Common Stock, $0.01 par value                   7,235,279

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Balance sheets..............................................     1
          Statements of operations....................................     2-3
          Statements of cash flows....................................     4-5
          Notes to financial statements...............................     6-13
  Item 2. Management's Discussion and Analysis
          Of Financial Condition and Results of Operations............     14-22

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...........................................     23
  Item 2. Changes in Securities and Use of Proceeds...................     24
  Item 3. Defaults Upon Senior Securities.............................     24
  Item 4. Submission of Matters of a Vote of Security Holders.........     24
  Item 5. Other Information...........................................     24
  Item 6. Exhibits and Reports on Form 8-K............................     24-25


Signatures............................................................     26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31,      September 30,
                                                                                 1998               1999
                                                                            ---------------    ---------------
                                     ASSETS                                                      (Unaudited)
Current assets
   Cash and cash equivalents.............................................   $  1,009,768       $    611,578
   Accounts receivable, net..............................................      1,264,526          1,339,677
   Inventory.............................................................        243,413            264,699
   Deposits..............................................................        125,784            253,578
   Prepaid and other assets..............................................        594,777            460,415
   Notes receivable from officers........................................         77,330             63,058
                                                                            ------------       ------------
               Total current assets......................................      3,315,598          2,993,005
                                                                            ------------       ------------
Property, equipment and leasehold improvements...........................     24,130,663         24,131,002
Less:  Accumulated depreciation and amortization.........................     (4,396,229)        (5,298,142)
                                                                            ------------       ------------
Property, equipment and leasehold improvements, net......................     19,734,434         18,832,860
                                                                            ------------       ------------
Direct acquisition costs.................................................             --            596,356
Deferred financing costs, net of amortization of  $80,813 and $164,811...      1,039,187            955,189
                                                                            ------------       ------------
                                                                            $ 24,089,219       $ 23,377,410
                                                                            ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Working capital line..................................................   $    999,679       $    621,838
   Accounts payable and accrued expenses.................................      2,533,232          2,273,518
   Accrued payroll and other liabilities.................................      1,891,924          3,812,819
   Current maturities of long-term debt..................................     14,682,246         14,368,875
   Note payable to officer...............................................             --             36,968
                                                                            ------------       ------------
   Total current liabilities.............................................     20,107,081         21,114,018
                                                                            ------------       ------------
Long-term debt, less current maturities..................................        786,468            166,646
                                                                            ------------       ------------
           Total liabilities and long-term debt..........................     20,893,549         21,280,664
                                                                            ------------       ------------
Commitments and contingencies (Note 4)

Stockholders' equity
   Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding.........................             --                 --
   Common stock, par value $0.01 per share; authorized 25,000,000
         Shares; 7,452,350 and 7,235,279 shares issued and outstanding...         74,523             70,948
   Additional paid-in-capital............................................     11,254,587         11,440,654
   Currency exchange adjustment..........................................         67,289            (22,003)
   Accumulated deficit...................................................     (8,200,729)        (9,392,853)
                                                                            ------------       ------------
         Total stockholders' equity......................................      3,195,670          2,096,746
                                                                            ------------       ------------
                                                                            $ 24,089,219       $ 23,377,410
                                                                            ============       ============

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Three months ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                        1998                 1999
                                                                                   ----------------    ------------------
                                                                                     (Unaudited)          (Unaudited)

Net revenues....................................................................      $   8,059,669       $     7,792,718

Costs of revenues...............................................................          6,051,417             5,637,613
                                                                                   ----------------    ------------------
Gross profit....................................................................          2,008,252             2,155,105

Selling, general & administrative...............................................          1,281,413             1,023,677

Depreciation and amortization...................................................            690,557               306,288

Restructuring charges (Note 10).................................................                 -                 81,060
                                                                                   ----------------    ------------------
Operating income................................................................             36,282               744,080

Interest, net...................................................................            313,310               711,756

Other income....................................................................                 -               (368,786)

Loss on disposal of property, plant and equipment...............................                 -                 61,237

                                                                                   ----------------    ------------------
Net income (loss)...............................................................      $    (277,028)       $      339,873
                                                                                   ================    ==================
Basic and diluted income (loss) per share.......................................      $       (0.04)                 0.05
                                                                                   ================    ==================
Basic and diluted average number of common shares outstanding...................          7,397,350             7,031,475
                                                                                   ================    ==================


                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                   --------------------------------------
                                                                                        1998                 1999
                                                                                   ---------------     -----------------
                                                                                     (Unaudited)          (Unaudited)

Net revenues....................................................................     $  20,028,736       $    21,467,965

Costs of revenues...............................................................        15,182,154            16,467,446
                                                                                   ----------------    ------------------
Gross profit....................................................................         4,846,582             5,000,519

Selling, general & administrative...............................................         3,742,828             3,105,545

Depreciation and amortization...................................................         1,154,453               909,889

Restructuring charges (Note 10).................................................                 -               343,853
                                                                                   ----------------    ------------------
Operating income (loss).........................................................           (50,699)              641,232

Interest, net...................................................................           768,143             2,140,905

Other income....................................................................                 -              (368,786)

Loss on disposal of property, plant and equipment...............................                 -                61,237
                                                                                   ----------------    ------------------
Net loss........................................................................     $    (818,842)      $    (1,192,124)
                                                                                   ================    ==================
Basic and diluted loss per share................................................     $       (0.12)      $         (0.16)
                                                                                   ================    ==================
Basic and diluted average number of common shares outstanding...................         7,100,870             7,288,497
                                                                                   ================    ==================


                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                  ------------------------------
                                                                                      1998              1999
                                                                                  ------------      ------------
                                                                                   (Unaudited)       (Unaudited)

Cash flows from operating activities
       Net loss ............................................................      $  (818,842)      $(1,192,124)
                                                                                  -----------       -----------
       Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .....................................          773,203           985,911
         Forgiveness of debt  ..............................................               --           278,824
         Loss on disposal of fixed assets ..................................               --           (61,236)
         Increase (decrease) from changes in operating assets and
          liabilities
                        Accounts receivable ................................         (738,911)          (75,151)
                        Inventory ..........................................           11,053           (21,286)
                        Deposits ...........................................         (113,152)         (127,794)
                        Pre-opening costs ..................................       (1,071,557)               --
                        Prepaid and other assets ...........................          (29,832)          134,362
                        Accounts payable and accrued expenses ..............           89,682          (538,538)
                        Accrued payroll and other liabilities ..............          940,183         1,336,231
                                                                                  -----------       -----------
         Total adjustments .................................................         (139,331)        1,911,323
                                                                                  -----------       -----------
Net cash used in operating activities ......................................         (958,173)          719,199
                                                                                  -----------       -----------
Cash flows from investing activities

                        Advances on notes receivable from officer ..........           82,582                --
                        Payments received on notes receivable from officer .                             14,272
                        Capital expenditures ...............................         (886,424)           60,897
                        Direct acquisition costs ...........................          678,844          (596,356)
                        Payment for purchase of Gedco, USA, net of
                         cash received (Note 5) ............................      (14,602,829)               --
                                                                                  -----------       -----------
Net cash used in investing activities ......................................      (14,727,827)         (521,187)
                                                                                  -----------       -----------

Cash used in financing activities
      Borrowings/repayments under working capital line (Note 5) ............        1,000,000          (377,842)
      Proceeds from long-term borrowing ....................................       13,727,237                --
      Repayment on long-term borrowing .....................................         (581,426)         (348,529)
      Notes payable to officer .............................................               --            36,968
      Cash received on notes payable from officer ..........................               --
      Issuance of common stock .............................................               --           182,493
                                                                                  -----------       -----------
Net cash provided by (used in) financing activities ........................       14,145,811          (506,910)
                                                                                  -----------       -----------
Effect of exchange rate on cash and cash equivalents .......................               --           (82,292)
Net decrease in cash and cash equivalents ..................................       (1,540,189)         (398,190)
                                                                                  -----------       -----------
Cash and cash equivalents at beginning of period ...........................        2,323,559         1,009,768
                                                                                  -----------       -----------
Cash and cash equivalents at end of period .................................          783,370           611,578
                                                                                  ===========       ===========
Supplemental disclosure of cash flow information Cash paid during the period for:
        Interest ...........................................................          675,984           493,543
                                                                                  ===========       ===========

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

         On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition. The Hanover shares were returned to On Stage under to the terms of a Mutual Release and Settlement Agreement, which was entered into with Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On
Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with Gedco asset acquisition.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

BASIS OF PRESENTATION

         The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries: Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry's Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; On Stage Theaters Surfside Beach, Inc., a Nevada corporation; and Interactive Events, Inc., a Georgia corporation.

On Stage derives net revenues from five reportable segments:

 - Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee. In addition, this Casinos segment also operates our Legends show at the Imperial Palace in Las Vegas, Nevada and Biloxi, Mississippi and at Bally's Park Place in Atlantic City, New Jersey.

 - Theaters. The Theaters segment owns and/or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. This Theaters segment derives revenues from the sale of tickets, along with food and beverages to patrons who attend our live theatrical productions.

 - Events. The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for a fixed fee. Revenues generated from the Events segment are included in the Casinos segment.

  - Merchandise. The Merchandise segment sells merchandise and souvenir photography products to patrons who attend our Casinos, Theaters, and Events segment productions. Revenues generated from the Merchandise segment are included in the Theaters segment.

  - Production Services. The Production Services segment sells technical equipment and services to commercial clients. However, the Productions Services segment's primary focus is to provide technical support for all of the Casinos, Theaters, Events and Merchandise segments.

(1)    SUBSEQUENT EVENTS

           On October 14, 1999, the Company attended an oral hearing in Washington, D.C. to appeal the decision by The Nasdaq Stock Market Inc. de-list our securities from the Nasdaq SmallCap Market due to the Company's failure to meet certain of their minimum listing requirements. The appeal panel ultimately decided to affirm the staff's determination to de-list our common stock and warrants on October 26, 1999. Because our common stock and warrants were previously included in the Nasdaq SmallCap Market, they were made available for immediate trading on the OTC Bulletin Board under an exemption from Rule 15c2-11. This exemption allows a broker/dealer, without having the information specified by Rule 15c2-11, to publish or submit quotations for our common stock and warrants, provided the broker/dealer was a registered market maker for our common stock and warrants during the previous 30 days.

           On October 1, 1999, On Stage and two of our wholly-owned subsidiaries, Fort Liberty, Inc. and King Henry's, Inc., each received a notice of default and demand for payment of rents collected from our Wild Bill's Wild West Extravaganza production and Fort Liberty Retail Shopping Complex in Kissimmee, Florida and our King Henry's Feast production in Orlando, Florida.

     On November 5, 1999, the Company, as guarantor under the ICCMIC Loan, received a formal demand from ICCMIC to pay them the sum of $16,163,305, which represents all of the indebtedness under the ICCMIC loan.


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

         For the nine months ended September 30, 1998, potential dilutive securities representing 778,853 outstanding stock options and 4,480,956 outstanding warrants are not included, since their effect would be anti-dilutive. For the nine months ended September 30, 1999, potential dilutive securities representing 1,125,550 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive.

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

(5) BUSINESS ACQUISITION

INTERACTIVE EVENTS, INC. ACQUISITION AND RE-CONVEYANCE

           On November 1, 1996, On Stage entered into Common Stock Purchase Agreement with Interactive Events, Inc. under this agreement to which Interactive sold all of its' assets to On Stage in exchange for an aggregate of 30,304 share of On Stage's common stock. Additionally, Richard S. Kanfer, President of Interactive, agreed to join On Stage as our Vice President of Sales. On Stage recorded $129,180 as the excess of the purchase price over the net assets acquired, which was being amortized over ten years. At December 31, 1998, On Stage determined there was an impairment in the value of the excess of the purchase price over the net assets acquired in connection with the Interactive purchase and wrote off the remaining unamortized balance of $102,131.

         On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Kanfer, under which the parties agreed to rescind the Interactive acquisition. Under the terms of the repurchase, On Stage reconveyed all of the assets of Interactive to Kanfer, in consideration for the reconveyance by Kanfer of 30,304 shares of On Stage's common stock valued at $1.125 per share, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the Interactive acquisition and any claim relating to Kanfer's subsequent employment with us. On Stage and Kanfer also entered into a exclusive right of representation agreement in February 1999, under which we granted to Kanfer the right to represent our Legends production in designated areas in consideration of a portion of the gross proceeds generated.

GEDCO USA, INC. ACQUISITION

         On March 13, 1998, we completed our acquisition of certain assets from Gedco USA, Inc. and its affiliates for a purchase price of $14,000,000, consisting of $11,500,000 in cash and 595,238 shares of common stock valued at $2,500,000. Included in the Gedco asset acquisition were substantially all of the income producing assets and associated real property of Orlando Entertains and LA Entertains, consisting of King Henry's Feast, Blazing Pianos piano bar, the Fort Liberty shopping complex that includes a Wild Bill's Dinner Theater, each of which is located in greater Orlando, Florida, and a second Wild Bill's Dinner Theater located in Buena Park, California. Gerard O'Riordan, President of Gedco, joined us as President of On Stage Theaters, Inc., a wholly subsidiary have On Stage that manages the acquired dinner theaters and piano bar as well as other selected theaters.

         On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition. The Hanover Shares were returned to On Stage under the terms of a Mutual Release and Settlement Agreement, which was entered into with Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On
Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its' claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with the Gedco asset acquisition.

         On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation signed an agreement with On Stage to fund up to $20,000,000 of mortgages financing. On the same day, On Stage used $12,500,000 of the facility to fund the cash portion of the Gedco asset acquisition. On June 30, 1998, On Stage used an additional $1,100,000 to fund the cash portion of the purchase of a fee simple interest in the Legends Theater in Surfside Beach, South Carolina, and the purchase of a leasehold interest in the Eddie Miles Theater in North Myrtle Beach, South Carolina. On October 7, 1998, On Stage used an additional $550,000 for working capital purposes. In addition, On Stage granted Imperial Credit and related entity warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $4.44 per share. In consideration for Imperial Credit's October 7, 1998 funding of $550,000, On Stage reset the strike price on 325,000 of the Imperial Credit warrants from $4.44 to $1.25 per share.

         We made January, February and March 1999 payments to Imperial Credit after the due date for those payments. As a result of those delinquencies, we have incurred late charges and default interest, which we have not paid. We are in default under the Imperial Credit facility and we are unable to borrow additional funds under the facility. As of November 12, 1999, we have not made our payments to Imperial Credit due March 1, April 1, 1999, May 1, 1999, June 1, 1999, July 1, 1999, August 1, September 1, October 1, or November 1. We are currently negotiating with Imperial Credit to extend some of the repayment terms under this facility and to obtain waivers or amendments with respect to other defaults under the facility, including a breach of debt service coverage ratio warranties. See "Existing Defaults Under Credit Facilities."

         The components of the purchase price and its allocation to the assets and liabilities are as follows:

PURCHASE PRICE:


     Liabilities assumed........................................   $     986,044
     Issuance of 595,238 restricted shares of common stock......       2,500,000
                                                                   -------------
                                                                       3,486,044

     Costs of acquisition incurred..............................       1,645,874
       Cash paid................................................      11,500,000
                                                                   -------------
                                                                     $16,631,918
                                                                   =============

         The acquisition was accounted for as a purchase and the assets acquired were recorded at a fair market value. The building and equipment are being depreciated over twenty and three years, respectively, under the straight-line method. The allocation of the purchase price was as follows:


Cash............................................................   $     383,444
Inventory.......................................................         120,084
Prepaid expenses................................................         157,516
Land............................................................      11,275,507
Building........................................................       3,214,740
Equipment.......................................................         730,627
Deferred financing acquisition expenses.........................         750,000
                                                                   -------------
                                                                     $16,631,918
                                                                   =============

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

                                              Nine months ended September 30,
                                            ------------------------------------
                                                  1998               1999
                                            ----------------- ------------------
Revenues .................................  $    22,509,621   $    21,467,965
Operating income (loss) ..................          234,971           641,232
Net loss .................................         (452,326)       (1,192,124)
Basic and diluted loss per share .........  $         (0.64)  $         (0.16)
Basic and diluted average number of common
   Shares outstanding ....................        7,108,870         7,288,497

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

         On Stage intends to manage short-term liquidity concerns through the renegotiation of our expired working capital line, capital leases and mortgage facilities. We have either closed down, restructured or have plans to restructure any business units that are not generating positive cash flow. In addition, we have lowered selling, general and administrative costs as a percent of net revenues from 20.1% in the nine months ended September 30, 1998 to 13.1% in the nine months ended September 30, 1999 and continue to downsize and restructure our selling, general and administrative functions.

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

         Our full-time certified in-house management information systems employee hired local computer certification companies to visit each site and physically re-certify that each computer and software program in use is Year 2000 compliant. The compliance program was completed on September 30, 1999.

(8)   SEGMENT INFORMATION

      The following tables set forth the segment profit/loss and asset information.


                               For the nine months ended September 30, 1998

                            --------------   -------------   --------------   -------------     ---------------
                                                                                                     Total
                               Casino         Production        Theaters           OSE            Consolidated
                            --------------   -------------   --------------   -------------     ---------------
Revenues from external
customers                  $  7,767,657     $     30,918     $ 12,230,161    $         --       $ 20,028,736

Interest expense           $        (37)    $         --     $    686,985    $     81,195       $    768,143

Depreciation and
amortization               $    205,268     $     22,325     $    709,634    $    217,226       $  1,154,453

Segment profit (loss)      $  1,402,983     $   (288,536)    $    202,443    $ (2,135,732)      $   (818,842)

Segment assets             $  3,030,791     $    765,328     $ 18,534,221    $  1,821,879       $ 24,152,219

Additions to long-lived
assets                     $    330,251     $     46,039     $    398,446    $    111,687       $    886,424




                               For the nine months ended September 30, 1999

                            --------------   -------------   --------------   -------------     ---------------
                                                                                                     Total
                               Casino         Production        Theaters           OSE            Consolidated
                            --------------   -------------   --------------   -------------     ---------------
Revenues from external
customers                  $  7,356,231     $     92,867     $ 14,018,867     $         --      $ 21,467,965

Interest expense           $         75     $      1,123     $  1,986,763     $    152,944      $  2,140,905

Depreciation and
amortization               $    277,238     $     65,989     $    424,883     $    141,779      $    909,889

Segment profit (loss)      $  1,826,751     $   (464,995)    $   (899,679)    $  1,654,201)     $ (1,192,124)

Segment assets             $  3,205,079     $    811,917     $  1,825,412     $  1,861,594      $ 24,131,002

Additions to long-lived
assets                     $    111,251     $      8,121     $     53,305     $      6,378      $    179,055


(10) DOWNSIZING AND RESTRUCTURING

         On April 30, 1999, the board of directors adopted a restructuring plan. The restructuring plan focuses on four key areas:

  -   overhead reduction;
  -   debt restructuring;
  -   accounts payable rescheduling; and
  -   overall cost containment.

         We have already implemented the initial phase of the plan by reducing overhead by approximately $707,000 on an annualized basis. We also expect the cost containment measures implemented to yield another $100,000 of annualized savings, for a total savings of $807,000 for the two measures. In addition to these measures, we have restructured some of our debts and are attempting to reschedule certain.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our restructuring plans and the benefits we anticipate from the restructuring, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         The most important factors that could prevent On Stage from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 1998, as well as the following:

    - The dependence on our flagship Legends in Concert production and our principal production venues;
    - The ability to successfully produce and market new productions and to manage the growth associated with any new productions;
    - Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;
    - The ability to meet our commitments under our credit facilities, which are currently in default, and to obtain alternative, additional financing on commercially reasonable terms;
    -   The ability to continue as an ongoing  concern;
    - The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish our services;
    - Fluctuations in quarterly operating results and the highly seasonal nature of our business; The ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates, as well as our ability to protect our intellectual property rights;
    - The ability to successfully manage the litigation pending against us and to avoid future litigation;and
    - The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

RESULTS OF OPERATIONS

         The following tables set forth, the results of operations for the reportable segments indicated:



                                                 For the quarter ended September 30, 1998
                 --------------------------------------------------------------------------------------------
                                                               Sub-Total
                                                               Operating                          Total
                      Casino     Production      Theaters       Segments           OSE         Consolidated
                 --------------------------------------------------------------------------------------------
Net revenues ... $ 2,408,537     $     7,918   $ 5,643,214    $ 8,059,669     $        --      $ 8,059,669

Cost of
revenues .......   1,676,458         162,461     4,212,498      6,051,417              --        6,051,417
                 --------------------------------------------------------------------------------------------
Gross profit
(loss) .........     732,079        (154,543)    1,430,716      2,008,252              --        2,008,252

Selling,
general &
administrative .     260,910              --       436,919        697,829         583,584        1,281,413

Depreciation
amortization ...     106,606          22,266       515,572        644,444          46,113          690,557
                 --------------------------------------------------------------------------------------------
Operating
income (loss)        364,563        (176,809)      478,225        665,979        (629,697)          36,282

Interest
expense, net ..           (3)             --       254,347        254,344          58,966          313,310
                 --------------------------------------------------------------------------------------------
Net income
(loss) ........  $   364,566     $  (176,809)  $   223,878    $   411,635     $  (688,663)     $  (277,028)
                 ============================================================================================



                                            For the quarter ended September 30, 1999
                 --------------------------------------------------------------------------------------------
                                                               Sub-Total
                                                               Operating                        Total
                      Casino     Production      Theaters       Segments           OSE       Consolidated
                 --------------------------------------------------------------------------------------------
Net revenues ... $ 2,508,181     $    47,368   $ 5,237,169    $ 7,792,718              --      $ 7,792,718

Cost of
revenues .......   1,705,468         147,358     3,784,787      5,637,613              --        5,637,613
                 ------------------------------------------------------------------------------------------
Gross profit
(loss) .........     802,713         (99,990)    1,452,382      2,155,105              --        2,155,105

Selling,
general &
administrative .     200,514              --       382,286        582,800         440,877        1,023,677

Depreciation
& amortization .      91,657          22,066       144,484        258,207          48,081          306,288

Restructuring
charges ........      22,423              --         8,052         30,475          50,585           81,060
                 ------------------------------------------------------------------------------------------
Operating
income (loss) ..     488,119        (122,056)      917,560      1,283,623        (539,543)         744,080

Interest
expense, net ...          48              --       663,069        663,117          48,639          711,756
                 ------------------------------------------------------------------------------------------
Loss on
disposal of
property
plant and
equipment ......          --              --        61,237         61,237              --           61,237

Other income ...     (92,500)             --            --        (92,500)       (276,286)        (368,786)

Net income
(loss) ......... $   580,571     $  (122,056)      193,254    $   651,769     $  (311,896)     $   339,873
                 ==========================================================================================


                                         For the nine months ended September 30, 1998
                 --------------------------------------------------------------------------------------------
                                                                  Sub-Total
                                                                  Operating                         Total
                     Casino       Production       Theaters        Segments          OSE         Consolidated
                 --------------------------------------------------------------------------------------------
Net revenues ... $ 7,767,657     $    30,918     $12,230,161     $20,028,736     $        --    $ 20,028,736

Cost of
revenues .......   5,349,863         297,129       9,535,162      15,182,154              --      15,182,154
                 --------------------------------------------------------------------------------------------
Gross profit
(loss) .........   2,417,794        (266,211)      2,694,999       4,846,582              --       4,486,582

Selling,
general &
administrative .     809,580              --       1,095,937       1,905,517       1,837,311       3,742,828

Depreciation
& amortization .     205,268          22,325         709,634         937,227         217,226       1,154,453

Operating
income (loss) ..   1,402,946        (288,536)        889,428       2,003,838      (2,054,537)        (50,699)

Interest
expense, net ..          (37)             --         686,985         686,948          81,195         768,143
                 --------------------------------------------------------------------------------------------
Net income
(loss) ........  $ 1,402,983     $  (288,536)    $   202,443     $ 1,316,890     $(2,135,732)   $   (818,842)
                 ============================================================================================


                                         For the nine months ended September 30, 1999
                 ----------------------------------------------------------------------------------------------
                                                                  Sub-Total
                                                                  Operating                           Total
                     Casino       Production       Theaters        Segments          OSE           Consolidated
                 ----------------------------------------------------------------------------------------------
Net revenues ... $ 7,356,231     $    92,867     $14,018,867     $21,467,965     $        --       $21,467,965

Cost of
revenues .......   4,788,217         490,750      11,188,479      16,467,446              --        16,467,446
                 ----------------------------------------------------------------------------------------------
Gross profit
(loss) .........   2,568,014        (397,883)      2,830,388       5,000,519              --         5,000,519

Selling,
general &
administrative .     524,027              --       1,135,773       1,659,800       1,445,745         3,105,545

Depreciation
& amortization .     277,238          65,989         424,883         768,110         141,779           909,889
                 ----------------------------------------------------------------------------------------------
Restructuring
charges .......       32,423              --         121,411         153,834         190,019           343,853

Operating
income (loss) .    1,734,326        (463,872)      1,148,321       2,418,775      (1,775,543)          641,232

Interest
expense, net ..           75           1,123       1,986,763       1,987,961         152,944         2,140,905
                 ----------------------------------------------------------------------------------------------
Loss on
disposal of
property,
plant and
equipment .....           --              --          61,237          61,237              --            61,237

Other income ..      (92,500)             --              --         (92,500)       (276,286)         (368,786)

Net income
(loss) ........  $ 1,826,751     $  (464,995)    $  (899,679)    $   462,077     $(1,654,201)      $(1,192,124)
                 ==============================================================================================

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS QUARTER ENDED SEPTEMBER 30, 1999

     NET REVENUES. Revenues were $7,793,000 for the quarter ended September 30,1999 compared to $8,060,000 for the quarter ended September 30,1998, a decrease of $267,000, or 3.3%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $2,508,000 for the quarter ended September 30, 1999 compared to $2,409,000, for the quarter ended September 30, 1998, an increase of $99,000, or 4.1%. Contributing to this decrease were decreases in revenues primarily attributable to limited engagements and corporate events. These decreases were partially offset by increases in revenue at the LEGENDS show at the Imperial Palace and Casino in Las Vegas, Nevada, along with the addition of new shows at The River Palms Resort and Casino in Laughlin, Nevada and The Showboat in Atlantic City, New Jersey.

     Production Services revenues were approximately $47,000 for the quarter ended September 30, 1999 compared to $8,000 for the quarter ended September 30, 1998. The increase was attributable to equipment rentals.

     Theaters revenues were approximately $5,237,000 for the quarter ended September 30, 1999 compared to $5,643,000 for the quarter ended September 30, 1998, a decrease of $406,000, or 7.2%. This decrease was primarily attributable to decreases in revenues generated by On Stage's dinner theaters, the discontinuation of the LEGENDS shows at the Estrel Residence & Congress Hotel in Berlin, Germany and at the Sheraton Centre Hotel in Toronto, Canada. These decreases were partially offset by increases in revenues at the LEGENDS show in Branson, Missouri and rental income derived from The Celebrity Theater in North Myrtle Beach, South Carolina.

     COSTS OF REVENUES. Total costs of revenues were $5,638,000 for the quarter ended September 30, 1999 compared to $6,051,000 for the quarter ended September 30, 1998, a decrease of $413,000, or 6.8%. Costs of revenues decreased to 72.3% of net revenues for the quarter ended September 30, 1999, as compared to 75.1% for the quarter ended September 30, 1998. This decrease in cost of sales as a percentage of revenues was primarily attributable to a change in the mix of our revenues, due to the inclusion of the dinner theaters revenue which have higher costs of revenues than our other business segments.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were approximately $1,024,000 for the quarter ended September 30, 1999 as compared to $1,281,000 for the quarter ended September 30,1998, a decrease of $257,000, or 20.1%. This decrease was primarily attributable to our reduction of overhead associated with the discontinuation of our "roll-out" strategy. Selling, general and administrative costs decreased to 13.1% of net revenues for the quarter ended September 30, 1999, as compared to 15.9% for the quarter ended September 30, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended September 30, 1999 decreased by $384,000, or 55.6%, as compared to the quarter ended September 30, 1998. The decrease was primarily due to the write-off at December 31, 1998 of start-up costs, goodwill, and the impairment of net assets.

     RESTRUCTURING CHARGES. Restructuring charges represents expenses related to the closing of the LEGENDS show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     OPERATING INCOME. Our operating income was approximately $744,000 for the quarter ended September 30, 1999, compared to an operating income of $36,000 for the quarter ended September 30, 1998.

     INTEREST EXPENSE, NET. Interest expense for the quarter ended September 30, 1999 increased by $398,000, or 127.2% as compared to the quarter ended September 30, 1998. The increase was primarily due to interest accrued on the ICCMIC loan, together with penalties and default interest rates.

     OTHER INCOME. Other income for the quarter ended September 30, 1999 increased by $369,000, or 100.0% as compared to the quarter ended September 30, 1998. The increase was primarily attributable to the implementation of the accounts payable rescheduling measure of our restructuring plan.

     INCOME TAXES. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the quarter ended September 30, 1999. At September 30, 1998 and 1999, we had federal net operating loss carryforwards of approximately $7,508,000 and $3,958,000 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET REVENUES. Revenues increased by $1,439,000, or 7.2%, to $21,468,000 for the nine months ended September 30, 1999 compared to $20,029,000 for the nine months ended September 30, 1998. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $7,356,000 for the nine months ended September 30, 1999 compared to $7,768,000 for the nine months ended September 30, 1998, a decrease of $412,000, or 5.3%. Contributing to this decrease were decreases in revenues primarily attributable to limited engagements and corporate events. These decreases were partially offset by increases in revenue at the LEGENDS show at the Imperial Palace and Casino in Las Vegas, Nevada, the addition of new shows at The River Palms Resort and Casino in Laughlin, Nevada and The Showboat in Atlantic City, New Jersey.

     Production Services revenues were approximately $93,000 for the nine months ended September 30, 1999 compared to $31,000 for the nine months ended September 30, 1998. The increase was attributable to equipment rentals.

     Theaters revenues were approximately $14,019,000, for the nine months ended September 30, 1999 compared to $12,230,000 for the nine months ended September 30, 1998, an increase of $1,789,000, or 14.6%. This increase was primarily attributable to the fact that the dinner theaters acquired as a result of the Gedco asset acquisition were given a full six (9) month results of operations in 1999, compared to only 6.5 months results of operations during the first nine months of 1998.

     COSTS OF REVENUES. Total costs of revenues were $16,467,000 for the nine months ended September 30, 1999 compared to $15,182,000 for the nine months ended September 30, 1998, an increase of $1,285,000, or 8.5%. Costs of revenues increased to 76.7% of net revenues for the nine months ended September 30, 1999, as compared to 75.8% for the nine months ended September 30, 1998. This increase in cost of sales as a percentage of revenues was primarily attributable to a change in the mix of our revenues due to the inclusion of the dinner theaters revenues, which have higher costs of revenues than our other business segments.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were approximately $3,106,000 for the nine months ended September 30, 1999 as compared to $3,743,000 for the nine months ended September 30, 1998, a decrease of $637,000, or 17.0%. Selling, general and administrative costs decreased to 14.5% of net revenues for the nine months ended September 30, 1999, as compared to 18.7% for the nine months ended September 30, 1998. This is primarily attributable to our reduction of overhead associated with the discontinuation of our "roll-out" strategy.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1999 decreased by $245,000, or 21.2%, as compared to the nine months ended September 30, 1998. The decrease was primarily due to the write-off at December 31, 1998 of start-up costs, goodwill, and the impairment of net assets.

     RESTRUCTURING CHARGES. Restructuring charges represents expenses related to the closing of the LEGENDS show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     OPERATING INCOME (LOSS). On Stage's operating income was approximately $641,000 for the nine months ended September 30, 1999, compared to an operating loss of $51,000 for the nine months ended September 30, 1998, an increase of $692,000.

     INTEREST EXPENSE, NET. Interest expense for the nine months ended September 30,1999 by $1,373,000, or 178.7% as compared to the nine months ended September 30, 1998. The increase was primarily due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     OTHER INCOME. Other income for the nine months ended September 30,1999 increased by $369,000, or 100.0% as compared to the nine months ended September 30,1999. The increase was primarily attributable to the implementation of the accounts payable-rescheduling plan.

     LOSS ON DISPOSAL OF FIXED ASSETS. Loss on disposal for the nine months ended September 30, 1999 increased by $61,000, or 100.0% as compared to the nine months ended September 30,1998. The increase was primarily attributable to the final resolution of the outstanding rent due on the Daytona Beach, Florida property, pursuant to which the Company transferred to the landlord $61,000 of its' assets left in the leased premises upon termination of the lease along with a settlement payment of $55,000.

     INCOME TAXES. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the nine months ended September 30, 1999. At September 30, 1998 and 1999, we had federal net operating loss carryforwards of approximately $7,508,000 and $3,958,000, -respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that, the deferred tax assets will be realized.

SEASONALITY AND QUARTERLY RESULTS

         On Stage's business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

        The following table sets forth On Stage's net revenue for each of the last eleven quarters ended September 30, 1999:

                          Net Revenues ($ in thousands)

                     MARCH 31,       JUNE 30,    SEPTEMBER 30,      DECEMBER 31,
                     ---------       --------    -------------      ------------
Fiscal 1997...       $ 2,719         $ 3,979     $ 5,071            $ 3,957
Fiscal 1998...       $ 3,724         $ 8,245     $ 8,059            $ 7,819
Fiscal 1999...       $ 6,272         $ 7,403     $ 7,792

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

         On Stage intends to manage short-term liquidity concerns through the renegotiations of our expired working capital line, capital leases and mortgage facilities. We have either closed down, have or restructured or intend to restructure any business units that are not generating positive cash flow. In addition, we have lowered selling, general and administrative expenses as a percentage of net revenues from 20.1% for the nine months ended September 30, 1998 to 13.1% for the nine months ended in September 30, 1999 and continues to downsize and restructure our selling, general and administrative functions.

         In addition, we are continuing our efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that we will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us.

         For the nine months ended September 30, 1998, On Stage had net cash deficit used by operations of approximately $958,000. The operating deficit was primarily attributable to pre-opening costs for new shows and business seasonality. As of September 30, 1998, On Stage had approximately $784,000 in cash and cash equivalents. For the nine months ended September 30, 1999, On Stage had net cash generated by operations of approximately $719,000. The cash provided by operations was primarily attributable to forgiveness of debt and an increase in accrued payroll and other liabilities. As of September 30, 1999, On Stage had approximately $612,000 in cash and cash equivalents.

         The net cash used in investing activities for the nine months ended September 30, 1998 of $14,728,000 was primarily attributable to direct acquisition costs related to the Gedco asset acquisition. The net cash used in investing activities for the nine months ended September 30, 1999 of $521,000, was primarily attributable to direct acquisition costs.

         Net cash provided by financing activities for the nine months ended September 30, 1998 of $14,146,000, was attributable to Imperial Credit's funding of $12,500,000 for the Gedco asset acquisition. Net cash used by financing activities for the nine months ended September 30, 1999 of $507,000 was primarily attributable to repayment of long-term borrowing and repayment under working capital lines, partially offset by the issuance of common stock and notes payable to officer.

WORKING CAPITAL

         At September 30, 1998, we had a working capital deficit of approximately $887,000 primarily attributable to the pre-opening costs of new shows. At September 30, 1999, we had working capital deficit of approximately $18,121,000 which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, notes payable to officer, and the default and concurrent acceleration of our lease lines and loan from First Security Bank and Imperial Credit to current liabilities. Because of the recurring losses, the working capital deficit and the loan defaults, our auditors issued a going concern opinion for the year ended December 31, 1998.

WORKING CAPITAL LINE

         In May 1997, First Security Bank of Nevada issued a line of credit to us for up to $250,000. Borrowings under this line of credit bear variable interest at 1.5% over the First Security Bank of Idaho's index which was 10% per year as of the facility's inception--and are due on demand. John W. Stuart has personally guaranteed this line of credit.

         On March 28, 1998, First Security agreed to increase this line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, On Stage had drawn $1,000,000 on the line of credit. This line of credit is currently in default and First Security has accelerated this debt. See "Existing Defaults Under Credit Facilities." As of September 30, 1999, On Stage paid an aggregate of $378,000 toward the line of credit. However, this line of credit is still in default.

CAPITAL EQUIPMENT FINANCING COMMITMENT

         On September 29, 1997, First Security Leasing Company, a Utah corporation, approved On Stage for a $1,000,000 lease line of credit. Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001. This line of credit is currently in default and First Security has accelerated this debt. See "Existing Defaults Under Credit Facilities."

MORTGAGE FINANCING COMMITMENT

         On March 13, 1998, Imperial Credit Commercial Mortgage Investment Corporation signed an agreement with On Stage to fund up to $20,000,000 of mortgage financing. On the same day, On Stage used $12,500,000 of the facility to fund the cash portion of the Gedco asset acquisition and related fees. On June 30, 1998, On Stage used an additional $1,100,000 to fund the cash portion of the purchase of a fee simple interest in the Legends Theater in Surfside Beach, South Carolina, and the purchase of a leasehold interest in the Eddie Miles Theater in North Myrtle Beach, South Carolina. On October 7, 1998, On Stage used an additional $550,000 for working capital purposes. The initial $12,500,000 loan and the subsequent $1,650,000 in loans extended by Imperial Credit to On Stage under the mortgage financing facility currently bear interest at the rate of 9.06% and 9.9%, respectively. In addition, On Stage granted Imperial Credit and related entity warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $4.44 per share. In consideration for Imperial Credit's October 7, 1998 funding of $550,000, On Stage reset the strike price on 325,000 of the Imperial Credit warrants from $4.44 to $1.25 per share. This Loan is currently in default and on May 21, 1999, Imperial Credit issued a formal notice of default and acceleration of debt. See "Existing Defaults Under Credit Facilities."

EXISTING DEFAULTS UNDER CREDIT FACILITIES

         As of March 31, 1999, On Stage had failed to pay off any part of the line of credit with First Security and is in default under its terms. On April 29, 1999, we received a notice of default under the line of credit from First Security. Our default on the line of credit with First Security caused an automatic default on our lease line with First Security Leasing due to a cross-default provision contained in the line of credit. While we are negotiating with First Security and First Security Leasing to convert the line of credit and lease line into term loan facilities, there can be no assurance that we will be successful in accomplishing this task. Additionally, on July 12, 1999, First Security Bank filed a complaint on behalf of First Security and First Security Leasing against On Stage demanding repayment under the line of credit and lease lines. While the Company is currrently in settlement negotiations with First Security Bank, this litigation will continue forward until a formal agreement is reached.

         On August 8, 1999, Wild Bill's California, Inc., On Stage's wholly-owned subsidiary, received a Notice of Default and Election to Sell Under Deed of Trust from ICCMIC on its' Ground Lease for our Wild Bill's Wild West Extravaganza production in Buena Park, California.

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

         On or about September 14, 1999, we successfully negotiated a settlement in this litigation, under which the plaintiffs agreed to dismiss the lawsuit in exchange for a payment plan which in the aggregate totals $350,000. We paid $50,000 upon execution of the settlement and agreed to make two (2) additional payments of $150,000 within the next year. Mr. Stuart personally guaranteed On Stage's payment of the settlement amount, pledged his own real property as security and agreed to forego any counterclaim he may have personally had against the Plaintiffs. In consideration for his guaranty, pledge of real property and agreement to waive his rights against the Plaintiffs, On Stage granted Mr. Stuart 250,000 shares and agreed to grant an additional 250,000 shares to him in the event the guaranty is enforced against him for On Stagie's failure to pay the settlement amount.

         On July 12, 1999, First Security Bank of Nevada filed a complaint against On Stage, our subsidiaries and John W. Stuart in the District Court of Nevada in Clark County, Nevada. The complaint alleges that On Stage has breached its contract with First Security by refusing to repay our outstanding indebtedness with First Security bank and First Security Leasing that have recently matured. The complaint prays for repayment of the matured loan and lease lines in the amount of approximately $1,955,998, together with interest, attorneys' fees and costs associated therewith. Additionally, the complaint seeks to enforce the personal guaranty of John W. Stuart to repay $1,000,000 of this outstanding balance and prays for writs of garnishment and attachments of On Stage's personal property. This matter is currently in the discover stage of litigation.

         On August 2, 1999, Hemisphere Tour & Travel, Inc., n/k/a HT&T, Inc., Richard Winokur, Media Corp. of America and Stephen Zadrick filed a complaint against On Stage and Gedco USA, Inc. in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint alleges that representatives from On Stage and Gedco breached an oral contract with plaintiffs to pay them a commission in connection with the Gedco asset acquisition. More specifically, the plaintiffs allege that had it not been for their introduction of Gedco and On Stage, the parties would never have consummated the Gedco asset acquisition. On Stage is currently involved in settlement negotiations with the plaintiffs in this lawsuit and we anticipate reaching a final resolution to this matter by December 1, 1999.

         On August 24, 1999, the landlord of our Legends in Concert theatre in Toronto, Canada, Metropolitan Marine Way Investments Limited, and Clocktower Hotel Limited Partnership, filed a Statement of Claim against us as a result of the discontinuation of our Toronto operation and early termination of this lease agreement back in April. Upon vacating the leased premises, the lease agreement had approximately 4 years left on it. The Statement of Claim prayed for, among other things, damages in the amount of $1,000,000 for repudiation of the lease. On November 12, 1999, the Company reached an agreement with the landlord to settle this Statement of Claim, along with all other claims under the lease agreement, for a total of $90,000.

         On Stage has reached a settlement with the plaintiffs in this lawsuit, pursuant to which On Stage has agreed to pay the landlord a total of $90,000 in rent arrearage in return for a dismissal of this $1,000,000 liability.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, effectively unwinding the November 1996 acquisition of Interactive Events, Inc. Under the Interactive Re-Conveyance,
On Stage re-conveyed all of the assets of Interactive to Kanfer in consideration for Kanfer's re-conveyance of the 30,304 shares of On Stage's common stock valued at $1.125 per share, issued to Kanfer during On Stage's original acquisition of Interactive along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the acquisition of Interactive by On Stage and any claim relating to Kanfer's subsequent employment with us. Kanfer also entered into an exclusive right of representation agreement with us in February 1999, under which we granted to Kanfer the right to represent our LEGENDS production in designated areas in consideration for a portion of the gross proceeds generated by the representation.

         On April 23, 1999, On Stage granted it securities counsel, Nida & Maloney, P.C. an option to purchase 40,000 shares of common stock at a purchase price of $1.00 per share as payment for $38,469 in legal services performed for On Stage by Nida & Maloney, P.C. The securities were issued under the exception from registraiton provide by Section 4 (2) of the Securities Act.

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

         On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with On Stage's purchase of substantially all of the income producing assets of Gedco USA, Inc. The Hanover shares were returned to On Stage under to the terms of a Mutual Release and Settlement Agreement, which was entered into with Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its claim to approximately $925,000 which was being held in escrow as security for certain representations and warranties made by Gedco representatives as part of the Gedco asset acquisition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits.

         None.
     (b) Reports on Form 8-K.

            On July 12, 1999 On Stage filed Form 8-K regarding the resignation of David Hope, On Stage's President and Chief Operating Officer.

                On November 4, 1999 On Stage filed Form 8-K regarding the delisting of its common stock and warrants from the Nasdaq SmallCap Market.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ON STAGE ENTERTAINMENT, INC.

Date: August 13, 1999                        /s/ John W. Stuart
                                            -----------------------------------
                                            John W. Stuart
                                            Chairman and Chief Executive Officer





Date: August 13, 1999                        /s/ Pedro Perez
                                            -----------------------------------
                                            Pedro Perez
                                            Chief Accounting Officer