Form 10KSB
period 1999-12-31
ON STAGE ENTERTAINMENT INC
filed 2000-04-17
CIK 1035514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20450

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ___________

                         Commission File Number 0-92402

                          ON STAGE ENTERTAINMENT, INC.
________________________________________________________________________________
                 (Name of Small Business Issuer in its Charter)


          Nevada                                              88-0214292
_______________________________                          _______________________
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

4625 W. Nevso Drive Las Vegas, Nevada                           89103
________________________________________________________________________________
(Address of principal executive offices)                     (Zip Code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   YES [X] NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for the most recent fiscal year ended December 31, 1999 were $28,542,642.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on April 11, 2000 was $0.50.

The number of shares of the registrant's common stock outstanding as of April 14, 2000 was 7,226,808.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Part II hereof incorporates information by reference from portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.


                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------

PART I..................................................................................................  2

Item 1.  Description of Business........................................................................  3
Item 2.  Description of Property........................................................................  24
Item 3.  Legal Proceedings..............................................................................  26
Item 4.  Submission of Matters to a Vote of Security Holders............................................  28

PART II.................................................................................................  29

Item 5.  Market for Common Equity and Related Stockholder Matters.......................................  29
Item 6.  Management's Discussion and Analysis or Plan of Operation......................................  29
Item 7.  Financial Statements...........................................................................  29
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................................................  30

PART III................................................................................................  30

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons, Compliance with Section
          16(a) of the Exchange Act.....................................................................  30
Item 10. Executive Compensation.........................................................................  33
Item 11. Security Ownership of Certain Beneficial
          Owners and Management.........................................................................  34
Item 12. Certain Relationships and Related Transactions.................................................  36
Item 13. Exhibits, and Reports on Form 8-K..............................................................  37

                                     PART I

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this Report, where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent On Stage from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements--include, the information provided under the heading "Description of Business-Risk Factors" in Item 1, as well as the following:

     o On Stage's ability to renegotiate its defaulted debt obligations with its lenders and continue to forebear foreclosure proceedings against its properties;

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

Item 1.  Description of Business

General

     On Stage produces and markets live theatrical productions and operates live theaters and dinner theaters worldwide. We market our productions directly to audiences at theaters in resort and urban tourist locations. During 1999, On
Stage performed shows in the following live theaters and dinner theaters worldwide.

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

     On Stage also markets our productions to commercial clients, which include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines. We have performed in locations such as the Illinois State Fair, MGM Grand Theme Park and Dollywood Theme Park; in locations as far away as Australia, Russia, China, Africa, Japan and the Philippines; and for major corporate clients such as McDonald's, Bank of America, Hewlett Packard, IBM, Pitney Bowes, Levi Strauss and Texaco.

     For the years ended December 31, 1999 and 1998, approximately 59% and 61%, respectively, of On Stage's net revenue was generated from theaters and dinner theaters that we operate in resort and urban tourist markets; approximately 28% and 25%, respectively, of our net revenue was generated from live productions performed in gaming markets, predominantly Las Vegas and Atlantic City; and approximately 7% and 9%, respectively, of our net revenue was generated from sales to commercial clients other than casinos. The remaining 5% of our net revenue for each respective year was generated from merchandise and souvenir photography sales.

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

     o pooling our contacts with ticket wholesalers, tour operators and individual ticket sellers; and

     o rolling out a variety of successful entertainment concepts in the localities in which we established our presence.

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

Developments During 1999

     On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness due the Mortgage Lender as of that date. On November 12, 1999, the Mortgage Lender filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we breached the guaranty. On December 10, 1999, we agreed to allow the Mortgage Lender to obtain a judgment against us for the amount of the guaranty, in return for a forbearance on the collection of this judgment until March 31, 2000. The Mortgage Lender has extended the date for collection on this judgment until May 1, 2000.

     On December 9, 1999, the Mortgage Lender obtained judgment of foreclosure against our subsidiaries, Fort Liberty, Inc. and King Henry's, Inc., for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida and The King Henry's Feast in Orlando, Florida. While the foreclosure sales on these properties were originally scheduled for late January 2000, the Mortgage Lender has honored our request to reschedule these foreclosure sale dates until May 2 and 3, 2000, respectively.

     On January 5, 2000, the Mortgage Lender obtained a foreclosure decree for the judicial sale of our Legends in Concert Family Theater in Surfside Beach, South Carolina. The foreclosure sale was set for February 7, 2000, but was extended by the Mortgage Lender to May 2000.

     In the event that First Security Bank or the Mortgage Lender initiates foreclosure action against our assets, all or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities. While we intend to renegotiate the terms of our credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing, there can be no assurance that our efforts will be successful.

     Common Stock Purchase Agreement with Whale Securities Co., L.P.

     On or about January 28, 1999, On Stage entered into a Stock Purchase Agreement with its underwriter Whale Securities Co., L.P., under which On Stage agreed to sell 150,000 shares of its' common stock to certain of Whale's customers for an aggregate purchase price of $100,000.

     Re-Purchase of Common Stock and Resale of Interactive Events, Inc.

     On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, On Stage's former vice president of sales, under which he parties agreed to rescind the November 1996 acquisition by On Stage of Interactive Events, Inc., a Georgia corporation owned by Mr. Kanfer. Under the terms of the Agreement, On Stage reconveyed all of the assets of Interactive Events, Inc. to Mr. Kanfer, in consideration for the reconveyance by Mr. Kanfer of 30,304 shares of On Stage's common stock valued at $1.125 per share, a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability rising out of the November 1996 acquisition of Interactive Events, Inc. and any claim relating to Mr. Kanfer's subsequent employment with On Stage. On Stage and Mr. Kanfer also entered into a exclusive right of representation agreement in February 1999, under which On Stage granted to Mr. Kanfer the right to represent our Legends production in designated areas in consideration of a portion of the gross proceeds generated from those productions.

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

     Note Receivable from Chief Financial Officer

     On April 13, 1998, On Stage loaned $63,213 to Kiran Sidhu, On Stage's senior vice president and chief financial officer, to assist Mr. Sidhu with satisfying personal income taxes incurred as a result of the issuance of 40,532 shares of common stock in accordance with the terms of Mr. Sidhu's employment agreement with On Stage. The note, which recently matured on April 12, 1999, was secured by Mr. Sidhu's 40,532 shares of common stock. Mr. Sidhu subsequently requested that On Stage extend the maturity date of the note through to December 31, 1999, due primarily to the fact that he does not have sufficient funds to repay the Sidhu Note, coupled with the fact that the common stock which secures the repayment of the note is not enough to satisfy the outstanding debt, since the common stock has declined in value from $5.00 per share when issued, to approximately $1.00 per share as of the maturity date. On April 13, 1999, On Stage agreed to extend the maturity date on the note to December 31, 1999.

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

     Chief Financial Officer Employment Restructuring

         On April 16, 1999, Mr. Sidhu agreed to restructure his current employment agreement with On Stage in an attempt to assist On Stage with our restructuring plan. Under the terms of his employment restructuring, Mr. Sidhu agreed to forego any rights he had to his employment, option, and confidentiality agreements, in return for the following:

     o a new agreement which he will be an "at-will" consultant at a flat rate of $50.00 per hour;
     o a new option agreement which affords him the right to purchase 140,000 shares of common stock at an exercise price of $1.50 per share;
     o a reimbursement of $25,000 for unpaid insurance, car allowances and expenses;
     o    $17,887 for all accrued,  but unused  vacation pay;
     o    all earned, but unpaid salary under his old employment agreement; and
     o    forgiveness  of a  promissory  note in the amount of $7,472 held by On
          Stage.

     Additionally, On Stage agreed to pay Mr. Sidhu $25,000 within ninety (90) days of the restructuring, in consideration for Mr. Sidhu's execution of a new confidentiality and non-competition agreement.

Industry Background

     On Stage has focused our clustering efforts in North American resort and tourist markets. In 1999, international and domestic travelers spent over $519.0 billion on travel and tourism within the U.S. The table below outlines the spending of domestic and international travelers within the U.S. for the past 10 years.

[Bar Graph Representing 10-Year Growth Tourism Expenditures in the U.S. omitted]

     According to the Travel Industry Association's National Travel Survey, the United States hosted over 47 million international visitors and spent over $93.1 billion. Of the 715 million trips taken during 1999, the Travel Industry Association estimates that 61% of these were pleasure trips. Top destinations in the United States include California, Florida, New York, Texas, Illinois, Nevada, Hawaii, New Jersey, Pennsylvania and Georgia. In 1999, On Stage ran full-time productions in 5 of these 10 states. Below is a chart illustrating the top ten states by traveler expenditures.

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

     Set forth below, is general information on the key markets in which On Stage operated in 1999.

Anaheim /Buena Park, California

     Anaheim/Buena Park, California, home of Disneyland, hosted 38 million visitors in 1998, up 4.3% from 1998, according to the Anaheim/Orange County Visitors & Convention Bureau. Visitors spent approximately $5.95 billion, of which, 51% was spent on food and entertainment. In Buena Park alone, over $85 million was spent on entertainment in 1998. The Anaheim Convention Center, in conjunction with Disneyland, has announced a plan to spend over $2 billion over the next five years to revitalize the convention center and surrounding areas, and expand Disneyland. Expansion plans for Disneyland include the construction of:

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

Atlantic City, New Jersey

         In 1999, Atlantic City received approximately 34 million visitors according to the Atlantic City Convention and Visitors Bureau. On Stage currently produces Legends at Bally's Park Place in Atlantic City, and various productions at the Trump Taj Mahal, and we have produced numerous other shows in this market including the Atlantic City Swing at the Atlantic City Hilton, Magic!, Magic!, Magic! at the Showboat Hotel and Casino, Cabaret on Ice at Trump's Castle, and Bon Voyage and The Atlantic City Experience at Bally's Park Place.

Branson, Missouri

         Branson is less than a one-day drive for half of the U.S. population and is a popular vacation destination. The Branson Chamber of Commerce reported that in 1999, Branson attracted between 6.5 and 7.0 million visitors. Branson is home to 45 entertainment venues which account for a total of 58,780 theater seats and has 202 lodging facilities with 17,550 rooms, 339 restaurants and 32,052 seats. The live entertainment industry in Branson is atypical of other theater districts, with shows beginning as early as 8:00 a.m. and continuing throughout the day and into the evening. On Stage has presented its Legends show in Branson since 1995 for limited runs, with successful results to date. Legends is currently in its third full and consecutive year in Branson at the Legends Family Theater.

Las Vegas, Nevada

     In 1999, Las Vegas had over 33 million visitors, according to Las Vegas Convention and Visitors Authority, an increase of almost 15% since 1995, and spent $29 billion. Las Vegas has 120,600 hotel rooms available, with 80 casinos which host 49 live production shows. Visitors to Las Vegas, according to Las Vegas Convention and Visitors Authority, spent an average of $33.84 a day on shows during an average 3.7 day stay per visitor. According to the Las Vegas Visitor Profile Study, of these 33 million visitors, 48% attended shows during their stay, up significantly from 40% in 1994.

     Of those people that attended shows, almost 78% attended a regularly scheduled production show. On Stage's Legends production has been playing at the Imperial Palace in Las Vegas since 1983 and On Stage has produced numerous limited engagements and other shows in Las Vegas.

Laughlin, Nevada

     Laughlin, Nevada is another emerging tourist market in close proximity to Las Vegas. According to the Laughlin Visitor's Bureau, over 5 million people visited Laughlin in 1999 and spent an average of $110 per day. In 1998, visitors to Laughlin spent $20 per day on shows and stayed an average of 3.3 days. During 1999, On Stage presented Spice'N Ice, an ice skating extravaganza, at the River Palms Hotel & Casino.

Myrtle Beach, South Carolina

     Myrtle Beach, which has 98 golf courses and 11 live theatrical venues, was named the nation's Hottest Up and Coming Destination this year by American Bus Association, a trade group representing motor coach operators and tour companies. The Myrtle Beach Chamber of Commerce reported that 13.5 million people visit Myrtle Beach each year and spend approximately $2.6 billion. Visitors, according to the Myrtle Beach Chamber of Commerce, have an average stay of 5.7 days. On Stage's resident Legends production at the Legends Family Theater (located just South of Myrtle Beach in beautiful Surfside Beach) opened in March 1995, and is known as one of the top shows in town.

Orlando, Florida

     Orlando is one the most popular destination cities in the United States and was voted as the number one theme park destination in 1999 (with 6 of the top 10 theme parks in the world), according to the National Tourism Association. According to Orlando's Visitors Bureau, approximately 38.6 million tourists visited Orlando in 1998 and spent $15.9 billion. In 1998, the Orlando Visitor's Bureau reported that visitors spent $3.3 billion on entertainment and stayed for an average of 3.7 days. Orlando's hotel industry is meeting the demands of visitors, with over 91,000 hotel rooms available in 1998, a 9.5% growth over the prior four years. In March 1998, On Stage acquired King Henry's Feast, Wild Bill's Dinner Extravaganza and Blazing Pianos, all located within the greater Orlando area.

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

     On Stage has also produced limited-run Legends shows in the last five years for other types of commercial clients, including:

     o    theme parks--Six Flags-MGM Grand Theme Park, Lotte World in Korea;

     o    cruise  ships--Royal  Caribbean Cruise Lines,  Singapore Cruise Lines;
          and

     o    major fairs--Dade County Youth Fair, Illinois State Fair.

     In addition, in 1998 and 1999, On Stage produced approximately 90 and 85 events, respectively, for corporate clients, such as McDonald's, Bank of America, Swatch, Bell South, Home Depot, IBM, Norwest Bank, and Anheuser Busch.

Show Offerings

     Since our inception, On Stage has developed, produced or acquired many different productions. These productions include Legends, other tribute shows, a variety of musical reviews, magic shows, ice skating productions and specialty shows. The principal productions currently produced by On Stage are as follows:

Blazing Pianos

     Blazing Pianos is an interactive piano bar featuring three talented comedic piano players and vocalists, who simultaneously play song requests from patrons on separate pianos. The shows runs nightly throughout the year at the Blazing Pianos Bar in Orlando, Florida.

King Henry's Feast

     King Henry's Feast is a two hour dinner show that takes the patrons back to the time of King Henry VIII. The show includes a sword swallower, a jester, a trapeze act and a sword fight. The show runs every day throughout the year at our King Henry's Feast Castle located in Orlando, Florida.

Legends in Concert

     Our flagship Legends in Concert production is a live theatrical tribute show featuring impersonators who recreate past and present music and motion picture superstars. Legends is the longest running independently produced production in Las Vegas and Atlantic City. Based on our access to approximately 75 different Legends tribute acts, we can tailor each tribute show to suit the unique demographics of any audience and the size of any venue, and we have been able to attract significant repeat business by varying regularly the composition of the acts in our shows. In 1999, full-time resident Legends productions were performed in Atlantic City, New Jersey; Biloxi, Mississippi; Branson, Missouri; Las Vegas, Nevada; Myrtle Beach, South Carolina.

Spice `N Ice

     Spice `N Ice combines performances by world class skaters with adagio and comedic skits by skating clowns, dancers and ensemble skating. During 1999, On Stage presented Spice'N Ice at the River Palms Hotel & Casino.

Wild Bill's Dinner Extravaganza

     Wild Bill's Dinner Extravaganza is a two hour dinner show that features the best of the Wild West. The show includes Indian tribal dances, gun fighting, and showgirls. The show runs every day throughout the year at the Wild Bill's Dinner Theater at our Fort Liberty Complex in Kissimmee, Florida and the Wild Bill's Dinner Theater in Buena Park, California.

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

     The four "walls" of any live theatrical production can be illustrated as follows:

[Graphic presenting the "four walls" of live theatrical production described in following paragraph]

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

     Shows produced under either of these two arrangements are referred to as "at-risk" shows, because our revenues are dependent upon customer attendance levels. Our resident Legends shows at Myrtle Beach, South Carolina and Branson, Missouri are examples of "four-wall" arrangements, and our Legends show at the Imperial Palace in Las Vegas, Nevada is an example of a "two-wall" arrangement. Although most contracts of this type are by their nature short-term, clients typically renew their contracts or host a variety of our productions on a regular basis.

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

Corporate Structure

     On Stage Casino Entertainment, Inc.

     On Stage has been a leading provider of live entertainment to casinos for over 15 years.

     In 1999, On Stage Casino Entertainment had long running productions in the following locations:

--------------------------          -----------------------------               ----------------------------------
        Venue                                  City                                        Type of Structure
--------------------------          -----------------------------               ----------------------------------
Imperial Palace                             Las Vegas                                          "Two-Wall"
Imperial Palace                               Biloxi                                           "Two-Wall"
Bally's Park Place                        Atlantic City                                       Guaranteed Fee
River Palms Casino                           Laughlin                                         Guaranteed Fee
Trump's Taj Mahal                         Atlantic City                                       Guaranteed Fee
Atlantic City Hilton                      Atlantic City                                       Guaranteed Fee
--------------------------          -----------------------------               ----------------------------------
--------------------------          -----------------------------               ----------------------------------

     On Stage Theaters, Inc.

     On Stage Theaters, Inc. is a wholly-owned subsidiary we created to manage our theaters from our offices in Orlando, Florida. During 1999, On Stage operated seven live theater productions, managed the sublease of the Eddie Miles Theater and produced one show under contract in the following locations:

-----------------     --------------   -----------   ------------- ------------
Venue                    City          # of Seats      Own/lease/     Date of
                                                       contracted    expiration
-----------------     --------------   -----------   ------------- ------------
"FOUR -  WALL"
   Productions:

Blazing Pianos Bar     Orlando, FL          400        Lease             10/00
King Henry's Dinner
 Theater               Orlando, FL          620        Own               N/A
Legends Family
 Theater               Myrtle Beach, SC     800        Own               N/A
Legends Family
 Theater               Branson, MO          984        Lease             12/98
Wild Bill's Dinner
 Theater               Buena Park, CA       820        Lease             6/10
Wild Bill's Dinner
 Theater               Kissimmee, FL        628        Own               N/A

Managed Sub-Lease:

Eddie Miles Theater *  N.Myrtle Beach, SC   946        Lease             12/04

Contracted productions:

Lily Langtry
 Dinner Theater       Valley Forge, PA      500        Contracted        1/00

-----------------    ---------------   -----------   ------------  -------------

     On Stage Events, Inc.

     On Stage Events creates numerous types of special entertainment events for corporate clients such as casinos, fairs, theme parks, cruise lines and corporations. These events utilize On Stage's inventory of props, decorations, sound, lighting and costumes. In addition to creative custom-designed events, this business segment has in-stock, unique interactive shows, as well as stage shows, which have played for long runs at theaters and casinos and are now available for private events. On Stage Events has typically produced either interactive dinner shows or theme parties, such as Las Vegas Spectacular, a theme party in which a casino is created and participants are allowed to gamble as if they were in a Las Vegas casino. In 1999, the division had sales offices in Atlantic City, New Jersey and Las Vegas, Nevada. Examples of our corporate clients are:

Illinois State Fair         Xerox                     Hyatt Hotels Worldwide               Mall of America
    MGM Grand              Swatch                     Six Flags Over Georgia             Premier Cruise Lines
 Hewlett Packard             IBM                     National Football League                 McDonald's
  Levi Strauss             Texaco                      Dollywood Theme Park                 Bank of America

     On Stage Merchandise, Inc.

     On Stage Merchandise sells merchandise at all of its venues in tourist locations and, if permitted, in client venues. Merchandise includes logo clothing, key chains, magnets, pins, canvas tote bags and coffee mugs, plus specialty licensed merchandise featuring On Stage's more popular Legends acts such as Elvis, the Blues Brothers and Marilyn Monroe. In addition, this wholly-owned subsidiary sells autographed photographs of impersonators or other headline acts posing with audience members, for which it pays nominal royalties to featured performers.

     On Stage Productions, Inc.

     On Stage Productions is located in Las Vegas, Nevada. This division is capable of simultaneously producing multiple shows of varying complexity. Among its responsibilities are choreography, costume, talent, lighting and sound. We intend to produce multiple shows in each locality in which we have established ourselves through this single, centralized production facility.

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

Talent

     On Stage has featured approximately 200 impersonators and numerous variety acts (magicians, aerial acts, jugglers, clowns, sword fighters, jesters and comedians), singers, dancers, musicians and musical directors in our productions, and we regularly receive promotional materials from individuals who are eager for work. An average of 30 inquiries are received per month, and for every working performer, we have access to approximately three potential performers. We periodically hold auditions for new impersonators, singers, and dancers in Las Vegas, Nevada, Atlantic City, New Jersey, Myrtle Beach, South Carolina and Los Angeles, California, and we often view acts in outside show environments and clubs. All performers receive creative and professional support from On Stage's various in-house personnel. On Stage employs choreographers to work with new and existing entertainers to develop their skills and improve their confidence on stage. Utilizing our in-house music library, musical arrangements are developed for new and existing performers and digital audio tapes are developed for principal acts. Our in-house wardrobe personnel, together with several well established costume designers, create new performers' wardrobes and update the wardrobes of existing talent. We contract with an independent photographer to provide promotional photographs of the headline acts and employ a writer to prepare professional biographies and press releases.

     On Stage believes we are the premier producer of impersonator shows worldwide and that we have the ability to offer a variety of consistent work to our acts by rotating them among our different shows and events. On Stage's musicians, singers, dancers and production personnel are generally employees of On Stage, while headline acts, including the impersonators utilized in our tribute shows, are treated as independent contractors in accordance with industry practice. Intellectual Property On Stage have filed/obtained the following intellectual property marks: Name: Class(es) Status Country

Legends in Concert                          6,16,18,21,25,26,41        Registered          United States
Legends in Concert w/ design                6,16,18,21,25,26,41        Registered          United States
Legends in Concert                                   41                Registered          Canada
Legends in Concert                                   41                Registered          Europe
Legends in Concert                                   41                Registered          Great Britain
Legends in Concert                                   41                Registered          Japan
Legends in Concert                                   41                Registered          Mexico
Legends in Concert                                   41                  Pending           Australia
Legends of Country                                   41                Registered          United States
Atlantic City Experience                             41                Registered          United States
Camouflage Aux Folles                                41                Published           United States

     On Stage anticipates filing applications for protection of its Legends service mark in several other foreign countries, as need be. We believe we either own or have appropriately licensed all of the intellectual property rights required to perform our shows in the manner in which they are currently produced, including, but not limited to the right to publicly present and otherwise perform all non-dramatic copyrighted musical compositions pursuant to musical licenses with Broadcast Music, Inc. ("BMI") and American Society of Composers, Authors and Publishers ("ASCAP").

     On Stage typically requires its independent contractors, employees, consultants and advisors to execute appropriate confidentiality and non-competition agreements in connection with their employment, consulting or advisory relationship with us.

Government Regulation

     Providing entertainment to the casino gaming industry may subject On Stage to various licensing regulations. We are regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission pursuant to the New Jersey Casino Control Act. Our current casino service industry license from the New Jersey Casino Control Commission was issued on January 17, 1997 and an application for renewal of this license is currently pending. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of On Stage to determine our suitability for licensure. Management believes that we are not required to obtain a license to provide our services to casinos in Nevada, Mississippi or in any other jurisdictions in which we operate, other than New Jersey. The Nevada and Mississippi Gaming Control Boards and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. Additionally, many of the casinos mandate that a production company is either properly licensed in accordance with the local gaming laws before it will contract for their services.

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

     Employees

     As of April 9, 2000, On Stage employed approximately (i) 236 full-time employees, including 86 entertainers, 25 theater operations personnel, 27 production personnel, 26 food & beverage personnel, 32 administrative personnel, 22 marketing personnel, 14 box office/concession personnel and its two executive officers; and (ii) 286 part-time employees. None of our current employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

     On July 12, 1999, First Security Bank filed a complaint on behalf of First Security and First Security Leasing against On Stage demanding repayment under the line of credit and lease lines. We filed an Answer to the complaint and commenced settlement negotiations with First Security Bank. These settlement discussions led to the execution of a Litigation Forbearance Agreement on December 13, 1999. Under this agreement, we agreed to grant First Security Bank an additional security interest in all of our personal property and pay them the sum of $50,000 per month toward repayment on the line of credit and lease line, in exchange for a 120-day forbearance period. On April 7, 2000, we received a letter from First Security Bank reminding us that the forbearance agreement expires on April 10, 2000 and requesting that we submit a further settlement plan, along with other documents, on or before May 1, 2000. While we are attempting to negotiate an extension of this forbearance agreement and/or a restructuring of the line of credit and lease line, there can be no assurance that our attempts will be successful or that First Security Bank will not take additional action to collect this debt. Mortgage Financing Commitment As of October 7, 1998, we borrowed an aggregate of $14,150,000 from Imperial Credit Commercial Mortgage Investment Corp. ("Mortgage Lender"). While we made our January, February and March 1999 payments under this loan after the due date for those payments, no other payments under this loan have been made to date. As a result of these delinquencies, we have incurred late charges and default interest, which we have not paid.

     On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness due the Mortgage Lender as of that date. On November 12, 1999, the Mortgage Lender filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we breached the guaranty. On December 10, 1999, we agreed to allow the Mortgage Lender to obtain a judgment against us for the amount of the guaranty, in return for a forbearance on the collection of this judgment until March 31, 2000. The Mortgage Lender has extended the date for collection on this judgment until May 1, 2000.

     On December 9, 1999, the Mortgage Lender obtained judgment of foreclosure against our subsidiaries, Fort Liberty, Inc. and King Henry's, Inc., for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida and The King Henry's Feast in Orlando, Florida. While the foreclosure sales on these properties were originally scheduled for late January 2000, the Mortgage Lender has honored our request to reschedule these foreclosure sale dates until May 2 and 3, 2000, respectively.

     On January 5, 2000, the Mortgage Lender obtained a foreclosure decree for the judicial sale of our Legends in Concert Family Theater in Surfside Beach, South Carolina. The foreclosure sale was set for February 7, 2000, but was extended by the Mortgage Lender to May 2000.

     In the event that First Security Bank or the Mortgage Lender initiates foreclosure action against us or our assets, all or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities. While we intend to renegotiate the terms of our credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing, there can be no assurance that our efforts will be successful.

Nasdaq Delisting

     On October 14, 1999, we attended an oral hearing in Washington, D.C. to appeal the decision by The Nasdaq SmallCap Market de-list our securities from their exchange. Our appeal was denied, and on October 26, 1999, our Common Stock and Warrants were delisted from their exchange. However, because On Stage's Common Stock and Warrants were previously included in The Nasdaq SmallCap Market, our Common Stock and Warrants were made available for immediate trading on the OTC Bulletin Board pursuant to an exemption from Rule 15c2-11. This exemption allows a broker/dealer, without having the information specified by Rule 15c2-11, to publish or submit quotations for On Stage's Common Stock and Warrants, provided the broker/dealer was a registered market maker for On Stage's Common Stock and Warrants during the previous 30 days.

Risk Factors

     Going concern. The Company's auditors have issued a going concern opinion on the December 31, 1999 financial statements.

     Existing Defaults Under Credit Facilities. We are currently in default under our credit facilities with First Security Bank and with our Mortgage Lender. Furthermore, each of these lenders has initiated and/or perfected their security interests against our company. While we are currently attempting to restructure the terms of these credit facilities with each of our lenders, there is a significant risk that our real and personal property will be seized on May 3, 2000 if they proceed with collection efforts against us.

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

     Our current casino service industry license from the New Jersey Casino Control Commission was issued on January 17, 1997 and a renewal application for this license is currently pending. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of On Stage to determine our suitability for licensure. Management believes that we are not required to obtain a license to provide our services to casinos in Nevada, Mississippi or in any other jurisdictions in which we operate, other than New Jersey. The Nevada and Mississippi Gaming Control Boards and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. Additionally, many of the casinos mandate that a production company be properly licensed in accordance with the local gaming laws before it will contract for their services.

     Dependence on Key Personnel. On Stage's future success will depend largely on the efforts and abilities of our existing senior management, particularly Mr. John W. Stuart, On Stage's chairman and chief executive officer. The loss of the services of Mr. Stuart or other members of On Stage's management team could have a material adverse effect on us. Although we currently maintain a key-man life insurance policy on the life of Mr. Stuart in the amount of $2,500,000, those proceeds may not be sufficient to compensate us for the loss of his services. In particular, Mr. Stuart's death would result in the loss of his creative contribution to On Stage and would give the owner of the Imperial Palace the right to terminate its contract with us relating to our resident Legends production in Las Vegas, one of our largest revenue producing venues. In addition, while Mr. Stuart has entered into a non-competition agreement restricting his ability to work for a competitor during the term of his employment agreement--which expires on May 31, 2000--and thereafter for periods of five years, there can be no assurance that this non-competition agreement will be enforceable or that On Stage will be in a position to pay Mr. Stuart the contractual amount required to effectuate his non-competition agreement. Finally, there can be no assurance that On Stage will be able to renew Mr. Stuart's employment contract and/or attract and retain the additional qualified senior management personnel necessary to manage our planned growth.

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

     Risks Relating to Penny Stocks. On Stage's stock is subject to the requirements of certain rules, promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Generally, "penny stock" is any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to limited exceptions. Those rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors--generally institutions. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of stockholders to sell the common stock in the market.

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

     Restrictive Debt Covenants. On Stage's various loan agreements contain covenants that, among other things, restrict the ability of our operating subsidiaries to dispose of assets, incur additional indebtedness, pay cash dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates or redeem or repurchase the indebtedness of such subsidiaries. In addition, under our loan agreements, we are required to satisfy financial ratio tests, including interest expense, fixed charges and total debt coverage ratios. Our ability to satisfy financial tests and ratios could be affected by numerous events beyond our control, including economic, weather and industry conditions. The breach of any financial covenant contained in a loan agreement could result in the termination of our credit facilities--and the acceleration of the maturity of all amounts outstanding there under--and, by virtue of cross default provisions, the acceleration of the maturity of our other indebtedness. See "Management Discussion and Analysis of Financial Conditions and Results of Operations."

     Prior Losses. For the years ended December 31, 1998 and December 31, 1999, we had net losses of $4,870,989 and $209,339, respectively. Moreover, increased operating expenses in connection with our proposed expansion plans, delays in the introduction of new productions and factors adversely affecting our current productions could have a material adverse effect on us. There can be no assurance that we will generate net income in the future or that our future operations will be profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Transactions" and the financial statements contained elsewhere in this Annual Report on Form 10-KSB.

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

     (3) the significant time required before a new resident production can achieve the market acceptance and name recognition required for local ticket wholesalers and tour specialists to promote it,

the discontinuation of any new production--whether due to inadequate advance marketing, inadequate performances, poor site selection or otherwise--would have a material adverse effect on us. For instance, during 1998, we discontinued our resident production of Legends in Toronto, Canada, as a result of less than optimal ticket sales in the start-up phase of the show, which caused an aggregate estimated loss to us of at least $443,096.

     Control by Principal Stockholder. John W. Stuart, our chairman and chief executive officer, beneficially owns approximately 54.8% of the outstanding common stock. Accordingly, Mr. Stuart is able to control On Stage and direct our affairs, including the election of directors, and cause an increase in our authorized capital or the dissolution, merger or sale of On Stage or substantially all of our assets.

     Our Facilities. On Stage's corporate headquarters consist of approximately 16,000 square feet of nondescript office and warehouse space located in a commercial strip mall in Las Vegas, Nevada. This lease is currently set to expire on August 31, 2002. Leases of other offices in Atlantic City, New Jersey and Orlando, Florida are scheduled to expire in 2000. Although we intend to let the leases expire on some of our locations that we do not intend to continue to occupy, we will need to retain or replace the leases for some of this space. There can be no assurance that we will be successful in retaining or replacing the space we want. The termination of the lease of these desired facilities could have a material adverse effect on our operations.

     Many of the properties we presently occupy and use for our productions were acquired with loans provided by our Mortgage Lender. In the event our Mortgage Lender executes on the current judgments of foreclosure, these actions may cause us to lose these properties as venues in which to operate our productions.

Item 2.  Description of Property

     On Stage corporate headquarters consist of approximately 16,000 square feet of nondescript office and warehouse space located in a commercial strip mall in Las Vegas, Nevada. This lease is currently set to expire on August 31, 2002. The table provided below lists certain information regarding our other facilities that were in use during 1999.

--------------------- ------------ ------------- -----------  ----------------
                        Square      Type of         Lease        Principal
    Location           Footage     Possession     Expiration      Function
--------------------- ------------ ------------- -----------  ----------------
Atlantic City, NJ        2,000        Lease         12/00        Office
Atlantic City,NJ (1)      N/A         Lease         06/00        Residential
Branson, MO             27,500        Lease         12/00        Theater/Office
Buena Park, CA (2)      27,599        Lease         06/10        Theater
Kissimmee, FL (3)       31,350        Own           N/A          Retail
Kissimmee, FL (4)       18,221        Own           N/A          Theater
Las Vegas, NV (5)       16,000        Lease         08/02        Corporate
                                                                 Office
Las Vegas, NV (5)        4,668        Lease         05/01        Warehouse
N. Myrtle Beach, SC (6) 15,000        Lease         12/04        Theater/Office
Myrtle Beach, SC (7)    16,171        Own           N/A          Theater/Office
Orlando, FL              3,640        Lease         06/02        Warehouse
Orlando, FL (8)         10,000        Lease         10/00        Office/Bar
Orlando, FL (9)         15,500        Own           N/A          Theater
--------------------- -------------- ------------ ---------- -----------------

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

(3) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc. Fort Liberty, Inc.'s ownership is subject to a lien in favor of Imperial Credit securing a loan in the principal amount of $2.7 million. The terms of this loan provide for monthly interest payments of $21,938, plus monthly principal amortization of $7,500, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $2,676,199 million will be due and payable. We have no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $33,400. Depreciation with respect to the building at the property is taken at a rate of $22,630 per year under the straight-line method over a 30-year estimated life. The occupancy of this mixed-use retail space is approximately 83% and a restaurant tenant occupies approximately 17% of the total square footage of the property on a lease and providing for monthly triple net rent of approximately $7,300. The following is a schedule of the lease expirations at the property for each of the next 10 years, with none with terms beyond 2004:

                                       Percent of
         Year      Square Feet        Annual Rent     Total Rent

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

(4) This property is owned by Fort Liberty, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from Fort Liberty, Inc. The lease is for a term of 11 years and provides for monthly rent of $89,117, plus taxes and utilities. Fort Liberty, Inc.'s ownership is subject to a lien in favor of Imperial Credit securing a loan in the principal amount of $3.9 million. The terms of this loan provide for monthly interest payments of $31,688, plus monthly principal amortization of $10,833, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $3,856,620 will be due and payable. We have no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $65,800. Depreciation with respect to the building at the property is taken at a rate of $26,568 per year under the straight-line method over a 30-year estimated life.

(5) This lease may be terminated at any time after August 31, 1999 by providing written notice of that intention.

(6)  On Stage is currently attempting to sub-lease this theater.

(7) This property is owned by On Stage Theaters, Inc. On Stage Theaters leases this property from On Stage Theaters Surfside Beach, Inc.

(8) On Stage Theaters subleases this property from Blazing Pianos, Inc., a wholly-owned subsidiary of On Stage Theaters. Blazing Pianos, Inc. leases the property from an unrelated third party.

(9) This property is owned by King Henry's, Inc., a wholly-owned subsidiary of On Stage Theaters. On Stage Theaters leases this property from King Henry's, Inc. King Henry's, Inc.'s ownership is subject to a lien in favor of Imperial Credit securing a loan in the principal amount of $5 million. The terms of this loan provide for monthly interest payments of $40,625, plus monthly principal amortization of $13,999, commencing April 13, 1999. The loan matures March 16, 2008, at which time the projected loan balance, assuming no prepayments, of $4.33 million will be due and payable. We have no present plans for the further development or improvement of the property, beyond ordinary maintenance. The annual real property taxes on the property are approximately $89,850. Depreciation with respect to the building at the property is taken at a rate of $44,201 under the straight line method over a 30-year estimated life. However, as more fully described elsewhere in this document, our facilities serve as collateral for mortgage debt for which we are currently in default. The Lender has agreed to forebear foreclosure proceedings until May 2, 2000. We stand a great risk that these properties will be repossessed by the Lender.

     We believe that our existing facilities are suitable and adequate for our current operations and are adequately insured.

Item 3.  Legal Proceedings

     In May, 1996, a former performer in On Stage's Legends production aboard a vessel owned and operated by Premier Cruise Lines, Ltd., filed a lawsuit in a Florida Circuit Court against On Stage alleging bodily injury, pain and suffering, disability, disfigurement, mental anguish and pain, loss of earnings, loss of ability to earn money, and reimbursement for medical expenses and treatment and care for any amount in excess of $15,000. On or about July 20, 1999, On Stage successfully negotiated a complete settlement of this lawsuit for a total remuneration of $60,000.

     In July 1996, an impersonator of Hank Williams, Sr. who performed for On Stage, filed suit against On Stage in the circuit court of Taney County, Missouri. The plaintiff alleges that On Stage misappropriated his name, image and likeness for commercial purposes by taking a photograph of him during a performance, reproducing that photograph and publishing it in an On Stage brochure. The plaintiff has claimed damages in the amount of $2,000,000. On Stage filed an answer to this complaint and considered filing a counterclaim against Mr. Owen. However, before any further action was taken by either side, and before trial had commenced, the parties were able to reach a settlement of this dispute on April 26, 1999. While we cannot disclose the terms of the settlement, as the parties agreed to hold the same in strict confidence, we can disclose that the matter was resolved in a manner which benefited On Stage.

     On April 19, 1999, the owners of the famous work West Side Story, filed a complaint against On Stage for allegedly infringing upon their intellectual property rights utilized in connection with On Stage's production America!
America! at the Trump Taj Mahal. On or about July 28, 1999, On Stage successfully negotiated a settlement to this lawsuit for the sum of $60,000.

     On May 28, 1998, Silver State Property Management, a Nevada corporation, Roger A. Bergmann Enterprises, a Nevada corporation, and R.E. Lyle Corp., a Nevada corporation filed a complaint in the Second Judicial District Court of the State of Nevada, County of Washoe, alleging, among other things, that John
W. Stuart, acting as an agent, chairman of the board and chief executive officer of On Stage, breached an alleged oral agreement to purchase the Plaintiff's respective interests in the Legends in Concert production in Hawaii for an aggregate purchase price of $1,000,000. On or about September 14, 1999, the Company successfully negotiated a settlement in this litigation, pursuant to which the Plaintiff's agreed to dismiss the lawsuit in exchange for a payment plan which in the aggregate totals $350,000. The Company paid $50,000 upon execution of the settlement and agreed to make two (2) additional payments of $150,000 within the next year. Mr. Stuart personally guaranteed the Company's payment of the settlement amount, pledged his own real property as security therefore and agreed to forego any counterclaim he may have personally had against the Plaintiffs. In consideration for his guaranty, pledge of real property and agreement to waive his rights against the Plaintiffs, the Company granted Mr. Stuart 250,000 shares and agreed to grant an additional 250,000 shares to him in the event the guaranty is enforced against him for the Company's failure to pay the settlement amount. Since On Stage failed to make the required $150,000 payment to the Plaintiff's in a timely manner, the Plaintiff's executed on Mr. Stuart's real property in satisfaction of this $150,000 payment.

     On August 20, 1998, a complaint was filed against On Stage by the trustee of the United States Bankruptcy Court for the District of Nevada, alleging breach of contract, monies due and owing and turnover of the property to the estate. The basis of the complaint stems from the purchase of certain furniture by a third party while purporting to be a representative of On Stage. The matter proceeded to trial on May 27 and 28, 1999, after which a judgment was rendered against On Stage in the amount of $14,955. On Stage appealed this decision.

     On March 4, 1999, a final judgment was entered against On Stage in the amount of $79,980.19 for past due rent on the theater it abandoned in Daytona Beach, Florida. On November 15, 1999, a satisfaction of judgment was filed in accordance with a settlement agreement On Stage reached with its former landlord, pursuant to which On Stage paid its prior landlord the sum of $55,000 in exchange for the landlord's agreement to file a satisfaction of judgment and return certain of On Stage's personal property.

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

     On July 12, 1999, First Security Bank of Nevada filed a complaint against On Stage, its' subsidiaries and John W. Stuart in the District Court of Nevada in Clark County, Nevada. The complaint alleges that On Stage has breached its' contract with First Security by refusing to repay loan and lease lines with First Security that have recently matured. The Complaint prays for repayment of the matured loan and lease lines in the amount of approximately $1,955,998, together with interest, attorneys' fees and costs associated therewith. Additionally, the Complaint seeks to enforce the personal guaranty of John W. Stuart to repay this outstanding balance and prays for writs of garnishment and attachments of On Stage's personal property. On Stage filed an Answer to the complaint and commenced settlement negotiations with First Security Bank. These settlement discussions led to the execution of a Litigation Forbearance Agreement on December 13, 1999. Under this Forbearance Agreement, we agreed to grant First Security Bank an additional security interest in all of our personal property and pay them the sum of $50,000 per month toward repayment on the line of credit and lease line, in exchange for a 120-day forbearance period.

     On August 2, 1999, Hemisphere Tour & Travel, Inc., n/k/a HT&T, Inc., Richard Winokur, Media Corp. of America and Stephen Zadrick filed a complaint against On Stage and Gedco USA, Inc. in the and for the Ninth Judicial Circuit Court in and for Orange County, Florida. The complaint alleges that representatives from On Stage and Gedco breached an oral contract with plaintiffs to pay them a commission in connection with the Gedco asset acquisition. More specifically, the plaintiffs allege that if it had not been for their introduction of Gedco and On Stage, the parties would never have consummated the Gedco asset acquisition. On Stage is currently involved in settlement negotiations with the Plaintiff's in this lawsuit and anticipate reaching a final resolution to this matter by June 30, 2000.

     On August 4, 1999, a complaint was filed against On Stage by its former landlord for its discontinued production in Toronto, Canada. The complaint prayed, amongst other counts, for past due and prospective rent in an amount equal to $1,000,000. On November 12, 1999, On Stage successfully negotiated a settlement with the Plaintiff's in this lawsuit, pursuant to which On Stage paid the landlord a total of $90,000 in rent arrearage, along with $6,300 in general sales tax, in return for a dismissal of this $1,000,000 liability.

     On November 16, 1999, Wild Bill's California, Inc., a wholly-owned subsidiary, received a demand letter from the Landlord of its' Ground Lease for its Wild Bill's Dinner Theater in Buena Park, California for its failure to pay rent.

     As of October 7, 1998, we borrowed an aggregate of $14,150,000 from Imperial Credit Commercial Mortgage Investment Corp. ("Mortgage Lender"). While we made our January, February and March 1999 payments under this loan after the due date for those payments, no other payments under this loan have been made to date. As a result of these delinquencies, we have incurred late charges and default interest, which we have not paid. On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness due the Mortgage Lender as of that date. On November 12, 1999, the Mortgage Lender filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we breached the guaranty. On December 10, 1999, we agreed to allow the Mortgage Lender to obtain a judgment against us for the amount of the guaranty, in return for a forbearance on the collection of this judgment until March 31, 2000. The Mortgage Lender has extended the date for collection on this judgment until May 1, 2000. On December 9, 1999, the Mortgage Lender obtained judgment of foreclosure against our subsidiaries, Fort Liberty, Inc. and King Henry's, Inc., for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida and The King Henry's Feast in Orlando, Florida. While the foreclosure sales on these properties were originally scheduled for late January 2000, the Mortgage Lender has honored our request to reschedule these foreclosure sale dates until May 2 and 3, 2000, respectively.

     On December 31, 1999, On Stage obtained a judgment against Mr. Charles Dean for past due rent on its Celebrity Theater in North Myrtle Beach, South Carolina in the amount of $185,180. On Stage has scheduled a judgment debtors examination to determine which assets of Mr. Dean it should enforce its judgment upon and will continue to vigorously pursue collection efforts on this judgment.

     While we are actively attempting to negotiate the resolution of these matters, there can be no assurance that our attempts will be successful or that any of these parties will not take additional action to collect upon any judgments they may obtain.

     Item 4. Submission of Matters to a Vote of Security-Holders

     The following matters were submitted to a vote of Security Holder's at On Stage's 1999 Annual Meeting of the Stockholders: (1) to re-elect Mark G. Tratos as a member of the board of directors; and (2) to ratify BDO Seidman, LLP as On Stage's independent public accountants for the fiscal year ending December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Common Stock trades on the Over the Counter Bulletin Board under the symbol "ONST.OB" The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the OTCBB. The quotation reflect inter dealer prices without recital mark-up, mark-down or commission and may not represent actual transactions.

           Period                                               High                   Low
           ------
                                                         -------------------    ------------------

           Fiscal 1999:
               First Quarter......................             1.7500                0.6875
               Second Quarter.....................             2.1250                0.6875
               Third Quarter......................             1.5000                0.3750
               Fourth Quarter.....................             0.4375                0.0625

           Fiscal 1998:
               First Quarter......................             5.4375                3.5000
               Second Quarter.....................             5.1250                3.6250
               Third Quarter......................             4.7500                1.7500
               Fourth Quarter....................              2.2500                0.0625


     As of April 10, 2000 there were 700,000 holders of record on our Common Stock. On April 10, 2000, the closing sale price of the Common Stock as reported over the counter was $0.50.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of the Company's 1999 Annual Report to Stockholders, filed as Exhibit 13.1 to the Form 10-KSB, is incorporated herein by reference.

Item 7. Financial Statements and Supplementary Data

     The information appearing in the section captioned "Financial Statements" from the portions of the Company's 1999 Annual Report to Stockholders filed as
Exhibit 13.1 to this Form 10-KSB, are incorporated herein by reference. See "List of Financial Statements" beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following sets forth biographical information about each of On Stage's directors and executive officers who served during 1999 or who are presently serving in those capacities.

Name                               Age      Position
John W. Stuart.................     57      Chairman and Chief Executive Officer
David Hope.....................     41      Former President and Chief Operating Officer
Kiranjit S. Sidhu..............     35      Former Senior Vice President, Chief
                                            Financial Officer and Treasurer
David Hope.....................     41      Chief Accounting Officer and Treasurer
Christopher R. Grobl...........     31      General Counsel and Secretary
James L. Nederlander...........     38      Director
Mark Tratos ...................     46      Director
Mark Karlan ...................     40      Director
Mel Woods......................     47      Director
Matthew Gohd...................     43      Director

John W. Stuart

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

David Hope

     David Hope served as the President, Chief Operating Officer and as a director of On Stage from April 1996 through June 1999. For ten years prior to that time, Mr. Hope served in various capacities, including most recently as Executive Vice President and Chief Operating Officer, for ITC Entertainment Group ("ITC"), a major independent producer and worldwide distributor of feature films, television movies and mini-series and a subsidiary of Polygram N.V., where, as Chief Operating Officer, he was responsible for day-to-day operations, as well as strategic and corporate development and acquisitions. Prior to that time, Mr. Hope was a production manager with Hinchcliffe Productions, a United Kingdom-based producer and distributor of documentaries and motor sport events. Mr. Hope received a degree in Management Science in 1981 from the Loughborough University in England.

Kiranjit S. Sidhu

     Kiranjit S. Sidhu was On Stage's Senior Vice President, Chief Financial Officer and Treasurer from August 1995 to April 1999. Prior to joining On Stage, Mr. Sidhu served as Chief Financial Officer and Corporate Secretary for Aspen Technologies, a computer peripheral manufacturer, from July 1994 to July 1995. From January 1993 to June 1994, Mr. Sidhu served as President and a director for Aspen Peripherals, a computer peripheral reseller. From February 1992 to June 1993, Mr. Sidhu served as a financial consultant to ITC. From January 1992 to July 1993, Mr. Sidhu served as Vice President of Finance and a director for Nuvo Holdings of America, a computer peripheral manufacturer. Mr. Sidhu holds a Masters of Business Administration from the Wharton School of Business and a Bachelor of Arts in Computer Science from Brown University.

Pedro Perez

     Mr. Perez has been the Chief Accounting Officer of On Stage since April 1999 and is a Certified Public Accountant. Mr. Perez joined On Stage in July 1996. Before joining On Stage, Mr. Perez served as Corporate Controller of Mednet, Inc., a publicly traded company from 1993 through 1996. Mr. Perez holds a Bachelor of Arts degree from the University of Puerto Rico.

Christopher R. Grobl

     Christopher R. Grobl has been the General Counsel and Secretary of On Stage since November 1994. Mr. Grobl received a Bachelor of Arts in 1990 from the University of Illinois and a Juris Doctor in 1994 from the John Marshall Law School in Chicago, Illinois.

James L. Nederlander

     James L. Nederlander was a director of On Stage August 1996 to July of 1999. He has also been the Chairman of the Nederlander Production Company of America, a producer of live entertainment shows, since August 1996 and prior to such time, commencing in 1980, he was Executive Vice President of that organization.

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

Mark Karlan

     Mr. Karlan was a member of the board of directors from March 13, 1998 through April 16, 1999. While serving in this capacity, Mr. Karlan was the President, Chief Executive Officer and a director of Imperial Credit Commercial Mortgage Investment Corp., a publicly traded real estate investment trust, since July 1997.

Mel Woods

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

Directors Resigning During 1999 and 2000

     Four directors resigned during 1999 and 2000, Mark S. Karlan, David Hope, James Nederlander and Mark G. Tratos. Mr. Karlan resigned on April 16, 1999, Mr. Hope resigned on July 6, 1999, Mr. Nederlander resigned on July 9, 1999 and Mr. Tratos resigned on January 31, 2000. Mr. Karlan resigned from the board following On Stage's default in its loans from its Mortgage Lender. Mr. Hope, Mr. Nederlander and Mr. Tratos all resigned to pursue other interests.

Section 16(a) Beneficial Ownership Reporting Compliance.

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

Compensation of Directors

     Directors currently are not paid a fee for their services, but are reimbursed for all reasonable expenses incurred in attending board meetings. In addition, each non-employee director will receive options to purchase an aggregate of 10,000 shares of common stock each year that the director serves as a director, partially contingent upon the director's attendance at the four scheduled board of directors meetings during the year of grant. One-quarter of the annual option grant will vest as of each of the grant year's scheduled meetings. In 1999, On Stage granted Mr. Gohd, Mr. Tratos and Mr. Fred Ordower (a board advisee) 75,000 stock options at $1.00 strike price as consideration for the excessive time and energy the board spent on company issues during 1999.

Item 10.  Executive Compensation.

                         Executive Compensation


                                                Annual                Long Term
                                              Compensation           Compensation
                                              ------------           ------------
                                                                     Securities
                                                      Other Annual    Underlying    All Other
Name and Principal Position   Year    Salary   Bonus  Compensation   Options/SAR   Compensation
---------------------------   ----    -------  ------ -------------  ----------    ------------

John W. Stuart.............   1999   $250,000     -       35,869(1)    300,000            -
 Chairman and Chief           1998   $250,000     -       35,869(1)     75,000            -
 Executive Officer

David Hope.................   1999   $104,784     -        9,513(2)        -              -
 President and Chief          1998   $207,308     -       19,578(3)     50,000            -
 Operating Officer

Kiran Sidhu................   1999   $ 55,659     -       50,359(4)    140,000(5)         -
 Senior Vice President        1998   $157,385     -       14,993(6)     30,000            -
 Chief Finanical Officer
 and Treasurer

Gerard O' Riordan..........   1999          -     -           -            -              -
 President-On Stage Theaters  1998   $106,664     -       14,424(7)        -              -

Richard Kanfer.............   1999          -     -           -            -              -
 Vice President- Sales        1998   $109,154     -       14,791(8)     15,165            -

Gary Panter................   1999   $ 95,920     -           -            -              -
 Senior Vice President        1998   $102,370     -        13,627(9)    21,439       10,595(10)
 Operations

(1) Represents $11,971 in unused vacation time accrued but not paid and $23,898 of car and health allowances accrued, of which $14,895 was paid in 1999. Does not include $149,686 of rent accrued for the leases to On Stage of which $76,028 was paid in 1999.

(2) Represents $9,519 payments made to Mr. Hope as a consultant for On Stage in connection with the restructuring of his employment agreement.

(3) Represents $6,346 in unused vacation time accrued but not paid and $13,232 of car and health allowances accrued, of which $9,732 was paid in 1999.

(4) Includes $25,000 for unpaid insurance, car allowances and expenses; $17,887 for all accrued, but unused vacation pay; and a forgiveness of a promissory note in the amount of $7,472, all of which were paid in connection with the restructuring of Mr. Sidhu's employment agreement.

(5) Represents 140,000 incentive stock options, which were issued to Mr. Sidhu in exchange for his previously issued stock options in connection with the restructuring of Mr. Sidhu's employment agreement.

(6) Represents $5,393 in unused vacation time accrued but not paid and $9,600 of car and health allowances accrued, of which $6,100 was paid in 1999.

(7)  Represents $14,424 of car and health allowances paid in 1999.

(8) Represents $4,231 in unused vacation time accrued but not paid and $10,560 of car and health allowances accrued, of which $7,560 was paid in 1999.

(9) Represents $3,238 in unused vacation time accrued but not paid and $10,389 of car and health allowances accrued, of which $8,639 was paid in 1999 and $11,050 of housing allowance payments.

(10) Represents $10,595 non-recurring relocation-related expenses.

                                 Option Grants.

         The table below sets forth the grants of stock options to the persons named in the Summary Compensation Table during the year ended December 31, 1999:

                                                          Option Grant in Last Fiscal Year
                                                                                                          Value at
                                                                                                          Assumed
                                            Percent of                                                  Annual Rates
                                           Options/SARS                                                   of Stock
                                            Granted to                                                      Price
 Name and Principal         Option         Employees in       Exercise       Expire        Potential     Application
      Position              Granted        Fiscal Year          Price          Date           5%          Value 10%
---------------------     ------------    ---------------    ------------    ---------     ---------    --------------
John W.
Stuart..................   300,000(1)           68%              $1.00          4/04         $0.00           $0.00
 Chairman and Chief
 Executive Officer

Kiran
Sidhu...................   140,000(2)           32%              $1.50          4/09         $0.00           $0.00
Senior Vice President
Chief Financial Officer
and Treasurer
___________

(1) These warrants were granted as partial consideration for a $300,000 loan Mr. Stuart made to On Stage.

(2)  These options were issued to Mr. Sidhu in April of 1999 in exchange for Mr.
     Sidhu's   previously   issued  139,794   options  in  connection  with  the
     restructuring of his employment agreement.

Option Exercise and Fiscal Year-End Option Values

     The following table summarizes the value of vested and unvested in-the-money options for the persons named in the Summary Compensation Table at December 31, 1999. Year-end values are based upon a price of $0.4375 per share, which was the closing market price of a share of common stock on December 31, 1999. No options were exercised by the named executive officers in 1999.

                    Aggregated Option Exercise in Last Year and Year-End Option Values

                                                                                   Value of Unexercised
                                        Number of Unexercised                      In-the-Money Options
                                    Options at December 31, 1999                   at December 31, 1999
                                    ----------------------------                ---------------------------------
Name                                Exercisable      Unexercisable               Exercisable       Unexercisable
--------------------------          --------------   ---------------            -------------     ---------------
John W. Stuart...................    325,000             50,000                    $    -             $   -

David Hope.......................    361,300                -                      $    -             $   -

Kiran Sidhu......................    139,794                -                      $    -             $   -

Gerard O'Riordan.................          -                -                      $    -             $   -

Richard S. Kanfer................          -                -                      $    -             $   -

Gary Panter......................     35,000                -                      $    -             $   -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 14, 2000 (except as otherwise noted) regarding the ownership of On Stage common stock (1) by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (2) by each director, (3) by each executive officer named in the Summary Compensation Table and (4) by all current executive officers and directors as a group.


                                                           Number of Shares             Percentage of
Name and Address (1)                                    Beneficially Owned (2)             Class (2)
-------------------------------------                ---------------------------     --------------------

John W. Stuart (3)................................           3,961,155                        54.8%
David Hope (4)....................................             372,550                         5.2%
Kiranjit S. Sidhu (5).............................             145,625                         2.0%
James L. Nederlander (6)..........................              40,000                           *
Mark Tratos (7)...................................             112,500                         1.6%
Mel Woods (8).....................................              27,500                           *
Matt Gohd (9).....................................             123,438                         1.7%
Hanover Restaurants, Inc. (10)....................             595,238                         8.2%
Imperial Credit Industries, Inc (11)..............             575,000                         8.0%
All executive officers and directors
  as a group (9 persons/entities) (12)............           5,953,006                        82.2%
-------------------------

*Less than one percent

(1) Unless otherwise indicated, the address for each named individual or group is in care of On Stage at 4625 West Nevso, Las Vegas, NV 89103.

(2) Unless otherwise indicated, On Stage believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of common stock that can be acquired by that person within 60 days, upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 7,226,808 shares of common stock outstanding as of April 14, 2000.

(3) Includes: (a) 782,400 shares pledged by Mr. Stuart as security for repayment of a margin loan; (b) 40,532 shares pledged to On Stage as security for the repayment of promissory note; (c) 100,000 shares which have been optioned to an unrelated third party; (d) 75,000 incentive stock options, of which 25,000 are currently exercisable; and (e) 300,000 shares of common stock issuable upon the exercise of immediately exercisable warrants.

(4) Includes 372,550 shares of common stock issuable upon the exercise of options or warrants.

(5) Includes 145,625 shares of common stock issuable upon the exercise of options or warrants.

(6) Includes 40,000 shares of common stock issuable upon the exercise of options.

(7) Includes 112,500 shares of common stock issuable upon the exercise of options.

(8) Includes 27,500 shares of common stock issuable upon the exercise of options.

(9) Includes 100,000 shares of common stock issuable upon the exercise of options.

(10) Includes 595,238 shares of common stock issuable upon the exercise of warrants.

(11) Includes 325,000 shares of common stock issuable upon the exercise of an a warrant granted to Imperial Credit Commercial Mortgage Investment Corporation. Imperial Credit is managed by Imperial Credit Commercial Asset Management Corporation, which is a wholly owned subsidiary of Imperial Credit Industries, Inc., which recently merged with Imperial Credit. Imperial Credit Industries, Inc. also beneficially owns approximately 8.9% of the outstanding common stock of Imperial Credit. Also includes 250,000 shares of common stock issuable upon the exercise of a warrant granted to Imperial Capital Group, LLC. Imperial Credit Industries, Inc. has a 60% interest in Imperial Capital Group. Imperial Credit Industries, Inc. disclaims the beneficial ownership of the shares of common stock held by Imperial Capital Group. All information provided in this footnote 10 was derived from a Schedule 13G filed by Imperial Credit Industries, Inc. with the Securities and Exchange Commission on April 3, 1998.

(12) Includes 856,300 and 834,375 shares of common stock issuable upon the exercise of options and warrants, respectively.


Item 12.  Certain Relationships and Related Transactions

     See related party transactions in Note 7 to the financial statements.

Subsequent Events

     Wild Bill's California Ground Lease

     On February 18, 2000, Spiegel Enterprises, the ground lessor of the Wild Bill's Dinner Theater in Buena Park, California, filed a complaint against On Stage and its wholly-owned subsidiary, Wild Bill's California, Inc., in the Superior Court of the State of California for the County of Los Angeles alleging, among other counts, that Wild Bill's breached its Ground Lease with Speigel Enterprises. On March 15, 2000, this complaint was dismissed without prejudice, pursuant to the terms of a settlement agreement reached by and between Wild Bill's California, Inc. and Speigel Enterprises on February 23, 2000.

     Status of  Foreclosure  Sale for King  Henry's  Feast  Theater in  Orlando,
Florida

     On January 24, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry's Feast Theater in Orlando, Florida from January 26, 2000 until March 8, 2000. On March 7, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry's Feast Theater from March 7, 2000 until April 5, 2000. On March 30, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry's Feast Theater from April 4, 2000 until May 3, 2000.

     Status of Foreclosure Sale for Fort Liberty Shopping Complex/Wild Bill's Dinner Theater Extravaganza in Kissimmee, Florida

     On January 25, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty Shopping Complex/Wild Bill's Dinner Theater Extravaganza in Kissimmee, Florida from January 25, 2000 until March 7, 2000. On March 7, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty property from March 7, 2000 until April 4, 2000. On March 30, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty property from April 4, 2000 until May 2, 2000.

     Status of Foreclosure Sale for Legends Family Theater in Surfside Beach, South Carolina

     On February 1, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Legends Family Theater in Surfside Beach, South Carolina from February 7, 2000 until March 6, 2000. On March 3, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Legends Family Theater from March 6, 2000 until April 3, 2000. On March 30, 2000, On Stage reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Legends Family Theater from April 3, 2000 until May, 2000.

Appeal of Judgment

     On February 24, 2000, oral arguments were heard on the appeal of the $14,955 judgment awarded against On Stage in the United States Bankruptcy Court for the District of Nevada. No decision has been rendered to date on this appeal.

Status of Execution of Nevada Judgment

     On March 30, 2000, On Stage reached an agreement with its Mortgage Lender to extend the date which the Mortgage Lender had previously agreed to forego collection efforts on the Nevada judgment, which was set to expire on March 31, 2000, until May 1, 2000.

Status of First Security Bank Forbearance Agreement

     The Forbearance Agreement with First Security Bank expired on April 10, 2000 by its own terms. On April 7, 2000, we received a letter from First Security Bank requesting that we submit a further settlement plan, along with other documents, on or before May 1, 2000. On Stage is currently preparing a settlement plan for First Security Bank.

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

Exhibit
Number            Description
3.1               Articles of Incorporation of the Registrant (1)
3.2               Bylaws of the Registrant (3)
4.1               Specimen Stock Certificate Representing the Common Stock (3)
4.2               Specimen Warrant Certificate Representing the Warrants (3)
4.3               Form of Public Warrant Agreement (3)
4.4               Form of Underwriter's Warrant Agreement (3)
10.1              Employment Agreement between the Registrant and John W. Stuart (1)
10.2              Employment Agreement between the Registrant and David Hope (1)
10.3              Employment Agreement between the Registrant and Kiranjit S. Sidhu (1)
10.4              Confidentiality and Non-Competition Agreement between the Registrant and John W. Stuart (1)
10.5              Confidentiality and Non-Competition Agreement between the Registrant and David Hope (1)
10.6              Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S Sidhu (1)
10.7              Amended and Restated 1996 Stock Option Plan (1)
10.8              Contribution  Agreement between the Registrant and John W. Stuart (1)
10.9              Security and Pledge Agreement between the Registrant and John W. Stuart Relating to Contribution
                  of LVHE shares (1)
10.10             Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE Litigation Indemnity (1)
10.11             Indemnification Agreement between the Registrant, John W. Stuart  and Grand Strand Entertainment, Inc. (1)
10.12             Security and Pledge Agreement between the Registrant and  John W. Stuart relating to Grand Strand Entertainment,
                  Inc. Litigation Indemnity (1)
10.13             Promissory Note to John Stuart dated March 4, 1999 (5)
10.14             Entertainment Production Agreement between the Registrant, Imperial Palace, Inc. and John W. Stuart dated
                  December, 1995 (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the
                  Securities Act.)


10.15             Agreement  between the Registrant and Bally's Park Place, Inc.
                  dated  September 1, 1994 and  subsequent  renewal  letters (3)
                  (Filed in redacted form pursuant to Rule 406 promulgated under the  Securities  Act.  Filed  separately  in  unredacted  form subject to a request for  confidential  treatment  pursuant to
                  Rule 406 under the Securities Act.)
10.16             Common Stock Purchase Agreement between Registrant and Interactive Events, Inc. (2)
10.17             (a)  Show Production Agreement between the Registrant and Kurz Management (3)
10.18             Portions of 1998 Annual Report to  Stockholders+
10.19             Promissory Note to John Stuart  dated April 5, 1999
10.20             First Security  Bank Agreement(5)
10.21             Common Stock Purchase Agreement with Whale Securities dated December 1998(5)
10.22             Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer(5)
13                Management's Discussion and Analysis of Financial Condition and Results of Operations; Report on Audited
                  Consolidated Financial Statements For the Years Ended December 31, 1997 and 1998
21                Subsidiaries of the Registrant(5)
27                Financial Data Schedule(5)
------------------

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

     Reports on Form 8-K were filed by the Company on May 24, 1999, July 9, 1999 and November 4, 1999, 1998. The reports contained information regarding the default notice On Stage received from its Mortgage Lender, the resignation of David Hope, its former President and Chief Operating Officer and its delisting from the Nasdaq SmallCap Exchange, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ON STAGE ENTERTAINMENT, INC.
                                      (Registrant)

Dated: April 14, 2000                 /s/  John W. Stuart
                                      ________________________________
                                      John W. Stuart, Chairman of the Board
                                      and Chief Executive Officer



Dated: April 14, 2000                 /s/ Pedro Perez
                                      ________________________________
                                      Pedro Perez, Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                  Title                                 Date

/s/ John W. Stuart                          Chairman and Chief Executive                April 14, 2000
_______________________                        Officer and Director
John W. Stuart                              (principal executive officer)

/s/ Pedro Perez
_______________________                        Chief Accounting Officer                 April 14, 2000
Pedro Perez

/s/ Matt Gohd
_______________________                              Director                           April 14, 2000
Matt Gohd


_______________________                              Director                           April 14, 2000
Mel Woods