Form 10-Q
period 2000-03-31
ON STAGE ENTERTAINMENT INC
filed 2000-05-23
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

                         Commission file number 0-92402
                 -----------------------------------------------

                          ON STAGE ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in Its Charter)

          NEVADA                                          88-0214292
--------------------------------                      -------------------
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                            89103
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (ZIP CODE)

                                 (702) 253-1333
                 ----------------------------------------------
                 Registrant's Telephone Number, Including Area Code

--------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

     Indicate by check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

         Class                             Outstanding at May 15, 2000
         -----                             ---------------------------
Common Stock, $0.01 par value                         7,226,808

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                                             PAGE NO.

Part I. Financial Information

       Item 1. Consolidated Financial Statements

                   Balance sheets...........................................................     1
                   Statements of operations.................................................     2
                   Statements of cash flows.................................................     3
                   Notes to financial statements............................................     4-6

       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations.........................     7-12


Part II. Other Information


       Item 1. Exhibits and Reports on Form 8-K.............................................     13


Signatures..................................................................................     14


Index of Exhibit............................................................................     15

                          PART I. FINANCIAL INFORMATION

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our restructuring plans and the benefits we anticipate from restructuring, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    December 31,          March 31,
                                                                                        1999                2000
                                                                                    -------------         ----------
                                      Assets                                                              (Unaudited)
Current assets
      Cash and cash equivalents.............................................        $    374,587             430,973
      Accounts receivable, net..............................................           1,249,619           1,180,881
      Inventory.............................................................             234,579             215,422
      Deposits..............................................................             198,523             402,684
      Prepaid and other assets..............................................             238,274             302,030
    Notes receivable from officers (Note).. ................................             117,906             226,887
                                                                                     -------------        -----------
               Total current assets.........................................           2,413,488           2,758,877
                                                                                     -------------        -----------
Property, equipment and leasehold improvements..............................          23,720,804          16,542,215
Less:  Accumulated depreciation and amortization............................          (5,176,244)         (5,112,133)
                                                                                     -------------        -----------
Property, equipment and leasehold improvements, net.........................          18,544,560          11,430,082
                                                                                     -------------        -----------
Direct acquisition costs (Note 3)...........................................             597,328                   -
Deferred financing costs, net of amortization of  $108,813 and $214,976.....             927,190             899,191
                                                                                     -------------        -----------
                                                                                    $ 22,472,566        $ 15,088,150
                                                                                     =============        ===========
                       Liabilities and Stockholders' Equity
Current liabilities
    Working capital line (Note).............................................        $    459,162             296,326
    Accounts payable and accrued expenses...................................           1,444,878           1,692,706
    Accrued payroll and other liabilities...................................           3,937,935           4,651,097
    Current maturities of long-term debt....................................          15,398,282          15,398,282
    Note payable to employee (Note).........................................                   -             20,0000
                                                                                     ------------         -----------
    Total current liabilities...............................................        $ 21,240,257        $ 22,058,411
                                                                                     ------------         -----------
Long-term debt, less current maturities.....................................              30,773              26,360
                                                                                     ------------         -----------
    Total liabilities and long-term debt....................................          21,271,030          22,084,771
                                                                                     ------------         -----------

Commitments and contingencies (Note 5)

Stockholders' equity (deficiency)
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding............................                  -                    -
     Common stock, par value $0.01 per share; authorized 25,000,000
          Shares; 7,226,808 shares issued and outstanding...................             72,268               72,268
    Additional paid-in-capital..............................................         11,430,336           11,430,336
     Accumulated deficit....................................................        (10,291,068)         (18,499,225)
                                                                                    ------------         ------------
          Total stockholders' equity (deficiency)...........................          1,211,536           (6,996,621)
                                                                                    ------------         ------------
                                                                                    $22,482,566         $ 15,088,150
                                                                                    ============         ============

                 See notes to consolidated financial statements

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                      Three months ended
                                                                                          March 31,
                                                                                     ---------------------
                                                                                       1999          2000
                                                                                     --------      -------
                                                                                   (Unaudited)    (Unaudited)
Net revenues....................................................................  $ 6,272,239    $ 6,105,757
Costs of revenues...............................................................    5,450,509      5,217,904
                                                                                   -----------     ----------
Gross profit....................................................................      821,730        887,853
Selling, general & administrative...............................................    1,045,916        595,015
Depreciation and amortization...................................................      250,067        941,471
Write down of assets held for sale and subject to foreclosure (Note 6)..........            -      6,861,719
                                                                                   -----------     ----------
 Operating loss.................................................................     (474,253)    (7,510,352)

Interest expense, net...........................................................      409,311        697,805
                                                                                   -----------     ----------
Net loss........................................................................   $ (883,564)   $(8,208,157)
                                                                                   ===========    ===========
Basic Loss per share............................................................   $    (0.12)   $     (1.14)
Diluted Loss per share..........................................................   $    (0.12)   $     (1.14)
                                                                                   ===========    ===========
Basic average of common shares outstanding......................................    7,565,683      7,226,808
                                                                                   ===========    ===========

Diluted average number of common shares outstanding.............................    7,565,683      7,226,808
                                                                                   ===========    ===========















                 See notes to consolidated financial statements

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                         -------------------------------
                                                                                           1999                   2000
                                                                                         ----------             --------
                                                                                        (Unaudited)           (Unaudited)

Cash flows from operating activities
       Net loss..............................................................          $   (883,564)         $ (8,208,157)
                                                                                        ------------           -----------
       Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization.......................................               387,552               941,471
         Write down of assets held for sale and subject to foreclosure.......                     -             6,861,719
         Increase (decrease) from changes in operating assets and liabilities
              Accounts receivable...............................                            145,544                68,738
              Inventory.........................................                             11,750                19,157
              Deposits..........................................                           (201,399)             (204,161)
              Prepaid and other assets..........................                            (63,597)              (63,756)
              Accounts payable and accrued expenses.............                           (774,700)              247,828
              Accrued payroll and other liabilities.............                            391,575               713,162
                                                                                        ------------           -----------
         Total adjustments...................................................              (103,275)            8,584,158
                                                                                        ------------           -----------
Net cash provided by (used in) operating activities..........................              (986,839)              376,001
                                                                                        ------------           -----------

Cash flows from investing activities
         Advances on notes receivable from officers..........................                (1,531)             (108,981)
         Payments received on notes receivable from officers.................                 2,008                     -
         Capital expenditures................................................               (12,718)              (63,387)
                                                                                        ------------           -----------
Net cash provided by (used in) investing activities..........................               (12,241)             (172,368)
                                                                                        ------------           -----------
Cash used in financing activities

      Payments under working capital line....................................                     -              (162,836)
      Repayment on long-term borrowing.......................................              (126,236)               (4,411)
          Cash received on note payable from officer / employee..............               100,000                20,000
          Issuance of common stock...........................................               100,050                     -
                                                                                        ------------           -----------
Net cash provided by (used in) financing activities..........................                73,814              (147,247)

Effect of exchange rate changes on cash and cash equivalents.................               196,754                     -
                                                                                        ------------           -----------
Net increase in cash and cash equivalents....................................              (728,512)               56,386
Cash and cash equivalents at beginning of period.............................             1,009,768               374,587
                                                                                        ------------           -----------
Cash and cash equivalents at end of period...................................          $    281,256           $   430,973
                                                                                        ============           ===========
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
    Interest.................................................................          $     53,195           $     7,299
                                                                                        ============           ===========

                 See notes to consolidated financial statements

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(1)  Basis of Presentation

     The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries: Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry's Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; and On Stage Theaters Surfside Beach, Inc., a Nevada corporation.

     In the opinion of the management of On Stage Entertainment, Inc. and Subisidaries (the "Company"), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presents as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

(2)      Going Concern

     The accompanying consolidated financial statements have been prepared assuming that On Stage will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, On Stage has suffered recurring operating losses, has a working capital deficit of $19,299,534, and has defaulted on its long-term debt. These factors raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

     On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. On Stage anticipate, based on our proposed plans and assumptions relating to our operations that the current cash, cash equivalent balances, anticipated revenue from operations are insufficient to fund our ongoing operations.

     Management plans to manage short-term liquidity concerns through the renegotiations of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, the we have lowered selling, general and administrative costs as a percent of net revenues from 16.7% for the quarter ended March 31, 1999, 9.7% for the quarter ended March 31, 2000 and continues to downsize and restructure its selling, general and administrative functions.

      In addition, On Stage is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that ON Stage will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us. While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party.

(3)  Direct acquisition costs

     On March 31, 2000, the Company wrote off direct acquisition costs totaling $597,238, which had no future value.

(4)      Loss Per Share

     Statement of Financial Accounting Standard No. 128 ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. On Stage adopted this pronouncement during the fiscal year ended December 31, 1997.

     For the three months ended March 31, 1999, potential dilutive securities representing 896,550 outstanding stock options and 2,724,917 outstanding warrants are not included, since their effect would be anti-dilutive. For the three months ended March 31, 2000, potential dilutive securities representing 1,225,000 outstanding stock options and 2,724,917 outstanding warrants are not included, since their effect would be anti-dilutive.

(5)  Commitments and Contingencies

     On Stage is a party to various legal proceedings in the ordinary course of business. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of On Stage, our management does not believe the final resolution of these matters will have a material adverse effect upon the our financial condition and results of operations.

(6)  Subsequent Events

     Theater Foreclosures. On May 1, 2000, we entered into a partial settlement with our first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty and King Henry's Feast theaters in exchange for: (1) an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry's Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters; and (2) a thirty (30) day extension of time during which ICCMIC has agreed: (i) to forego collection on its deficiency judgment in Nevada; and (ii) to extend the foreclosure date on the Legends in Concert Surfside Beach theater. Additionally, we have orally agreed with ICCMIC to temporarily operate the King Henry's and Fort Liberty Theaters for an indefinite period of time and are currently engaged in active negotiations with ICCMIC to resolve the issue of the deficiency judgment.

(7)      Segment Information

     The Company derives its net revenues from five reportable segments:

o Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee. In addition, this Casinos segment also operates our Legends show at the Imperial Palace in Las Vegas, Nevada and Biloxi, Mississippi and at Bally's Park Place in Atlantic City, New Jersey.
o Theaters. The Theaters segment owns and /or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. This Theaters segment derives revenues from the sale of tickets along with food and beverages to patrons who attend our live theatrical productions.
o Events. The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for a fixed fee. Revenues generated from the Events segment are included in the Casinos segment.
o Merchandise. The Merchandise segment sells merchandise and souvenir photography products to patrons who attend our Casinos, Theaters, and Events productions. Revenues generated from the merchandising segment are included in the Theaters segment.
o Production Services. The Production Services segment sells technical equipment and services to commercial clients. However, the Production Services segment's primary focus is to provide technical support for all of the Casinos, Theaters, Events and Merchandise segments.

      The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies. The Company's management evaluates the performance of its operating segments based upon the profit or loss from operations.

     The Company's reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following table sets forth the segment profit/(loss) and asset information

                       For the period ended March 31, 1999

                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino      Production       Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers........  $  2,589,886  $       1,877   $ 3,680,476   $         -   $  6,272,239

Interest expense........................  $          -  $       1,124   $   356,890   $    51,297   $    409,311

Depreciation and amortization...........  $     99,379  $      21,894   $    80,673   $    48,121   $    250,067

Segment profit (loss)...................  $    654,332  $    (193,905)  $  (718,413)  $  (625,578)  $   (883,564)

Segment assets..........................  $    961,971  $     554,348   $16,135,092   $ 5,411,566   $ 23,062,977

Additions to long-lived assets..........  $     38,831  $         653   $     1,388   $       316   $     41,188


                       For the period ended March 31, 2000

                                         -------------- -------------- ------------- ------------ ---------------
                                                                                                      Total
                                            Casino       Production      Theaters        OSE       Consolidated
                                         -------------- -------------- ------------- ------------ ---------------
Revenues from external customers.......  $  2,512,437    $    10,670   $ 3,582,650   $         -   $   6,105,757

Interest expense.......................  $      1,964    $         -   $   669,032   $    26,809   $     697,805

Depreciation and amortization..........  $    100,085    $    27,010   $   157,169   $   657,207   $     941,471

Segment profit (loss)..................  $    670,012    $  (202,243)  $(7,690,043)  $  (985,883)  $  (8,208,157)

Segment assets.........................  $  3,258,853    $   887,626   $10,539,141   $ 1,856,895   $  16,542,215

Additions to long-lived assets.........  $     61,575    $       532   $       431   $       849   $      63,387

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     The following tables sets forth, the results of operations by operating divisions for the period indicated:

                                         For the quarter ended March 31, 1999

                            -------------- ------------- -------------- --------------- ------------------ --------------
                                                                          Sub-Total
                                                                          Operating                            Total
                               Casino       Production     Theaters       Divisions            OSE         Consolidated
                            -------------- ------------- -------------- --------------- ------------------ --------------
Net revenues.................$  2,589,886  $    1,877    $ 3,680,476    $  6,272,239       $         -     $  6,272,239

Cost of revenues.............$  1,644,778  $  172,764    $ 3,632,967    $  5,450,509       $         -     $  5,450,509
                            -------------- ------------- -------------- --------------- ----------------- --------------

Gross profit (loss)..........$    945,108  $ (170,887)   $    47,509    $    821,730       $         -     $    821,730

Selling, general &
administrative...............$    191,397  $        -    $   328,359    $    519,756       $    526,160    $  1,045,916
Depreciation &
amortization.................$     99,379  $   21,894    $    80,673    $    201,946       $     48,121    $    250,067
                            -------------- ------------- -------------- --------------- ----------------- --------------

Operating income (loss)......$    654,332  $ (192,781)   $  (361,523)   $    100,028       $   (574,281)   $   (474,253)

Interest expense, net........$         -   $    1,124    $   356,890    $    358,014       $     51,297    $    409,311

Net income (loss)............$    654,332  $ (193,905)   $  (718,413)   $   (257,986)      $   (625,578)   $   (883,564)
                            ============== ============= ============== =============== ================= ==============

                                                         For the quarter ended March 31,2000
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                           Sub-Total
                                                                           Operating                         Total
                                                              Theaters     Divisions          OSE         Consolidated
                               Casino      Production
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,512,437  $    10,670    $  3,582,650  $   6,105,757    $         -      $   6,105,757

Cost of revenues.............$  1,579,317  $   186,903    $  3,452,684  $   5,217,904    $         -      $   5,217,904
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Gross profit (loss)..........$    933,120  $  (175,233)   $    129,966  $     887,853    $         -      $     887,853

Selling, general &
administrative...............$    161,059  $         -    $    132,089  $     293,148    $   301,867      $     595,015

Depreciation &
amortization.................$    100,085  $    27,010    $    157,169  $     284,264    $   657,207      $     941,471
Loss on write down of
assets.......................$          -  $         -    $  6,861,719  $   6,861,719    $         -      $   6,861,719
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Operating income (loss)......$    671,976  $  (202,243)   $ (7,021,011) $  (6,551,278)   $  (959,074)     $  (7,510,352)

Interest expense, net........$       1964  $         -    $    669,032  $     670,996    $    28,809      $     697,805
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Net income (loss)............ $   670,012  $  (202,243)   $ (7,690,043)  $  (7,222,274)     $   (985,883) $  (8,208,157)
                            ============== ============= ============== =============== ================ ===============

Quarter Ended March 31, 1999 versus Quarter Ended March 31, 2000

     Net Revenues. Revenues decreased by $166,000 or 2.7% to $6,106,000 for the quarter ended March 31, 2000 compared to $6,272,000 for the quarter ended March 31, 1999. The Company's revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters. Revenues from Events and Merchandise are included in the Casino and Theater segments.

     Casino Entertainment revenues were approximately $2,512,000 for the quarter ended March 31, 2000 compared to $2,590,000 for the quarter ended March 31, 1999, a decrease of $78,000, or 3.1%. Contributing to this increase was the addition of new show at the Imperial palace in Biloxi, Mississippi, partially offset by the discontinuation of the following shows; a variety ice show at the River Palms Resort and Casino on Laughlin, Nevada, Taj Mahal Hotel and Casino and Hilton Hotel and Casino both in Atlantic City

     Production revenues were approximately $11,000 for the quarter ended March 31, 2000 compared to $2,000 for the quarter ended March 31, 1999. The increase was attributable to equipment rentals.

     Theaters revenues were approximately $3,583,000 for the quarter ended March 31, 2000 compared to $3,680,000 for the quarter ended March 31, 1999, a decrease of $97,000, or 2.7%. This was primarily attributable to the discontinuation of the Legends show in Toronto.

     Costs of Revenues. Total costs of revenues were $5,218,000 for the quarter ended March 31, 2000 compared to $5,451,000 the quarter ended March 31, 1999, a decrease of $233,000, or 4.3%. Costs of revenues decreased to 85.5% of net revenues for the quarter ended March 31, 2000, as compared to 86.9% for the quarter ended March 31, 1999. This decrease in cost of sales as percentage of revenues was primarily attributable to a change in the mix of our revenues.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $595,000 for the quarter ended March 31, 2000 as compared to $1,046,000 for the quarter ended March 31, 1999, a decrease of $451,000 or 43.1%. Selling, general and administrative costs decreased to 9.7% of net revenues for the quarter ended March 31, 1999, as compared to 16.7% for the quarter ended March 31, 1999, which was primarily attributable to the downsizing and restructuring plan adopted on April 30,1999.

     Write down of Assets held for Sale and Subject to Foreclosure. On March 31, 2000, the Company recorded a write down of fixed assets subject to foreclosure to reflect the assets at their net realizable value.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2000 increased by $691,000, or 276.5% as compared to the quarter ended March 31, 1999. The increase was primarily due to the write-off of the direct acquisition costs.

     Operating Loss. The Company's operating loss was approximately $7,510,000 for the quarter ended March 31, 2000, compared to an operating loss of $474,000 for the quarter ended March 31, 1998, an increase of $7,036,000, or 1,483.6%.

     Interest Expense, Net. Interest expense for the quarter ended March 31, 2000 increased by $288,000, or 70.5% as compared to the quarter ended March 31, 1998. The increase was primarily due to interest on debt incurred from the Gedco Acquisition.

     Income Taxes. The Company is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. The Company accrued no federal income tax for the quarter ended March 31, 2000. At March 31, 1999 and 2000, the Company had federal net operating loss carryforwards of approximately $7,185,000 and $16,613,689 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

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

     The following table sets forth the Company's net revenue for each of the last five quarters ended March 31, 2000:

                                       Net Revenues ($ in thousands)

                                 March 31,             June 30,           September 30,       December 31,
                                 ---------             --------           -------------       ------------
Fiscal 1999.............                $ 6,272              $ 7,403               $ 8,059             $ 7,819
Fiscal 2000.............                $ 6,106

Liquidity and Capital Resources

General

     The Company has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. The Company anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the costs associated therewith), that the Company's current cash, cash equivalent balances, anticipated revenue from operations and its working capital line will not be sufficient to fund its current operations and contemplated capital requirements over the next 12 months.

Going Concern

     On Stage has suffered recurring operating losses, has a working capital deficit of $19,299,534, and has defaulted on its long-term debt. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated finanical statements do not include any adjustments that might result from the outcome of those uncertainties. The report of the Company's independent certified public accountants for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainity of the Company's ability to continue as a going concern.

     Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities. The Company has either closed down or restructured any business units that are not generating positive cash flow. In addition, the Company has lowered selling, general and administrative costs as a percent of net revenues from 16.7% for the quarter ended March 31, 1999, 9.7% for the quarter ended March 31, 2000 and continues to downsize and restructure its selling, general and administrative functions.

     In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to the Company. While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party.

Cash Flows

     For the quarter ended March 31, 1999, the Company had net cash deficit used by operations of approximately $987,000. As of March 31, 1999, the Company had approximately $281,000 in cash and cash equivalents. The operating deficit was primarily attributable to business seasonality. For the quarter ended March 31, 2000, the Company had net cash provided by operations of approximately $376,000. As of March 31, 2000, the Company had approximately $431,000 in cash and cash equivalents. The cash provided by operations was primarily attributable to the write down of assets.

     The net cash used in investing activities for the quarter ended March 31, 1999 of $12,000, was primarily attributable to capital expenditures. The net cash used in investing activities for the quarter ended March 31, 2000 of $172,000, was primarily attributable to advances on note receivable from stockholder, capital expenditures and direct acquisition costs.

     Net cash provided by financing activities for the quarter ended March 31, 1999 of $74,000, was primarily attributable to notes payable from officer, and the issuance of common stock. Net cash used in financing activities for the quarter ended March 31, 2000 of $147,000, was primarily attributable to repayment of line of credit and long-term debt.

Working Capital

     At March 31, 1999, we had working capital deficit of approximately $19,827,000 which resulted primarily, from an increase in the accrued expenses, accrued payroll and other liabilities, note payable to officer, and the classification of the ICCMIC mortgage loan as a current liabilities. At March 31, 2000 we had working capital deficit of approximately $19,299,000 which resulted primarily, from an increase in the accrued expenses, accrued payroll and other liabilities, note payable to officer, and the classification of the ICCMIC mortgage loan as a current liabilities.

Working Capital Line

     In May 1997, First Security Bank of Nevada ("First Security") issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. John W. Stuart has personally guaranteed the line of credit.

     On March 28, 1998, First Security agreed to increase the line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, the Company had drawn $1,000,000 on the line of credit. As of March 31, 1999, the Company had failed to pay off any part of the line of credit and, is in default under its terms. On April 29, 1999, we received a notice of default under the line of credit from First Security. As of March 31, 2000, amounts owed under the line of credit was $297,000.

Capital Equipment Financing Commitment

     On September 29, 1997, First Security Leasing Company ("First Security Leasing"), a Utah corporation, approved the Company for a $1,000,000 lease line. Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April, 1998, April 1998 and May, 1998, respectively, and terminating on October, 2001, September, 2001 and November, 2001. We also received a notice of default under this line on April 29, 1999. As of March 31, 2000, amounts owed under the lease line was $1,800,000.

Mortgage Financing Commitment

     As of October 7, 1998, we borrowed an aggregate of $14,150,000 from Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). While we made our January, February and March 1999 payments under this loan after the due date for those payments, no other payments under this loan have been made to date. As a result of these delinquencies, we have incurred late charges and default interest, which we have not paid.

     On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness due as of that date. On November 12, 1999, ICCMIC filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we breached the guaranty. On December 10, 1999, we agreed to allow them to obtain a judgment against us for the amount of the guaranty, in return for forbearance on the collection of this judgment until March 31, 2000. ICCMIC has extended the date for collection on this judgment until June 1, 2000.

     On May 1, 2000, we entered into a partial settlement with ICCMIC, pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty and King Henry's Feast theaters in exchange for: (1) an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry's Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters; and (2) a thirty (30) day extension of time during which ICCMIC has agreed: (i) to forego collection on its deficiency judgment in Nevada; and (ii) to extend the foreclosure date on the Legends in Concert Surfside Beach theater. Additionally, we have orally agreed with ICCMIC to temporarily operate the King Henry's and Fort Liberty Theaters for an indefinite period of time and are currently engaged in active negotiations with ICCMIC to resolve the issue of the deficiency judgment.

      In the event that First Security Bank or ICCMIC enforces their respective rights upon our assets, all or us or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities. While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party.

                          PART II. OTHER INFORMATION


Item 1.  Exhibits & Reports on Form 8-K


         (a)   Exhibits

               See Index of Exhibits on page 15.

         (b)  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K on May 5, 2000 (Commission File No.:000-29402).

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ON STAGE ENTERTAINMENT, INC.




Date: May 19, 2000                   /s/ John W. Stuart
                                      ------------------------
                                         John W Stuart, Chairman
                                         and Chief Executive Officer




Date: May 19, 2000                  /s/ Pedro Perez
                                    --------------------------
                                         Pedro Perez, Chief Accounting Officer

                                INDEX OF EXHIBITS


Exhibit No.    Description
-----------    ------------------
10.1           Warrant  Agreement  between  Imperial  Credit  Commercial  Mortgage
               Investment  Corp.,  Imperial  Capital Group LLC and the Registrant,
               dated as of March 13,1998.[1]
10.2           Loan Agreement by and between Imperial Credit Commercial  Mortgage Investment Corp. and Wild Bill's
               California, Inc., King Henry's, Inc. and Fort Liberty, inc., dated as of March 13, 1998. [1]
10.3           Guaranty Loan Agreement  between  Imperial  Credit  Commercial  Mortgage  Investment  Corp. and the
               Registrant, dated as of March 13, 1998.[1]

-----------------
[1] Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 filed May 15, 1998 (Commission File No. 333-24681).