Form 10QSB
period 2000-06-30
ON STAGE ENTERTAINMENT INC
filed 2000-08-22
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

-------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at August 11, 2000
          -----                             ------------------------------
Common Stock, $0.01 par value                          7,226,808

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                             PAGE NO.
Part I. Financial Information

       Item 1. Consolidated Financial Statements

                   Balance sheets...........................................................     1
                   Statements of operations.................................................     2 -3
                   Statements of cash flows.................................................     4
                   Notes to financial statements............................................     5-8
       Item 2. Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations.........................     9-17

Part II. Other Information

     Item 1. Exhibits and Reports on Form 8-K...............................................     18

Signatures..................................................................................     19

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward -looking statements include certain information relating to potential new show openings, markets for On Stage productions, the expansion of existing and potential gaming and tourist markets, our exposure to various of existing and potential gaming industry, our restructuring plans and the benefits we anticipate from restructuring, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and the liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words "believes", "expects" "anticipates" or similar expression. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private securities Litigation Reform act of 1955. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     December 31,            June 30,
                                            Assets                                        1999                  2000
                                                                                    ---------------       ---------------
Current assets

      Cash and cash equivalents.............................................            $   374,587           $   615,770
      Accounts receivable, net..............................................              1,249,619               951,171
      Inventory.............................................................                234,579               218,117
      Deposits..............................................................                                      371,625
      Prepaid and other assets..............................................                238,274               372,719
    Notes receivable from officers  ........................................                117,906               193,899
                                                                                    ----------------      ----------------
               Total current assets.........................................              2,413,488             2,723,301
                                                                                    ----------------      ----------------
Property, equipment and leasehold improvements..............................             23,720,804            16,553,319
Less:  Accumulated depreciation and amortization............................                                  (5,368,335)
                                                                                        (5,176,244)

                                                                                                          ----------------
                                                                                    ----------------      ----------------
Property, equipment and leasehold improvements, net.........................             18,544,560            11,184,984
Direct acquisition costs (Note 4)...........................................                597,328                     -
Deferred financing costs, net of amortization of $192,810 (Note 5)..........                927,190                     -
                                                                                    ----------------      ----------------
                                                                                       $ 22,482,566          $ 13,908,285
                                                                                    ================      =================
                       Liabilities and Stockholders' Equity
Current liabilities

    Working capital line ...................................................            $   459,146           $   139,315
    Accounts payable and accrued expenses...................................              1,444,878             1,334,809
  Accrued payroll and other liabilities.....................................              3,937,951             4,670,478

    Current maturities of long-term debt....................................             15,398,282            15,395,164

    Note payable to officer ................................................
    Total current liabilities...............................................             21,240,257            21,560,607
                                                                                    ----------------      ----------------
Long-term debt, less current maturities.....................................                 30,773                30,773
                                                                                    ----------------      ----------------
           Total liabilities and long-term debt.............................             21,271,030            21,591,380
                                                                                   ----------------      ----------------
Commitments and contingencies (Note 3)
Stockholders' equity  (deficiency)
     Preferred stock, par value $1 per share, 1,000,000 shares Common stock, par value $0.01 per share; authorized 25,000,000

    Additional paid-in-capital..............................................             11,430,336
      Accumulated deficit...................................................           (10,291,068)          (19,185,699)
                                                                                    ----------------      ----------------
          Total stockholders' equity (deficiency)...........................              1,211,536           (7,683,095)

                                                                                       $ 22,482,566          $ 13,908,285
                                                                                      =============         =============

                 See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                             Three months ended
                                                                                                 June 30,
                                                                                     ------------------------------------
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)

Net revenues....................................................................         $ 7,403,008          $ 7,151,490
Costs of revenues...............................................................           5,379,324            5,674,062
                                                                                    ----------------     -----------------
Gross profit....................................................................           2,023,684            1,477,428
Selling, general & administrative...............................................           1,035,952              737,772
Depreciation and amortization...................................................             353,534              260,351
Restructuring charges ..........................................................             262,793                    -
                                                                                   ----------------     -----------------
Operating income................................................................             371,405

Interest expense, net...........................................................           1,019,838            1,159,924

Loss on disposition of fixed assets.............................................                  -               (5,856)

Net loss........................................................................         $ (648,433)         $  (686,475)
                                                                                    ================     =================
Basic and diluted loss per share................................................          $   (0.09)          $    (0.10)
                                                                                    ================     =================
Basic and diluted average number of common shares outstanding...................           7,354,676            7,226,808
                                                                                    ================     =================

                 See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                    --------------------------------------
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)
Net revenues....................................................................         $13,675,247        $  13,257,247
Costs of revenues...............................................................          10,829,833           10,891,966
                                                                                    ----------------     -----------------
Gross profit....................................................................           2,845,414            2,365,281
Selling, general & administrative...............................................           2,081,868            1,332,787
Depreciation and amortization...................................................             603,601            1,201,822
Restructuring charges ..........................................................             262,793                    -
                                                                                    ----------------     -----------------
Operating loss..................................................................           (102,848)          (7,031,046)
Interest expense, net...........................................................           1,429,149            1,857,729
Loss on disposition of fixed assets.............................................                   -              (5,856)
Net loss........................................................................       $ (1,531,997)        $ (8,894,631)
                                                                                    ================     =================
Basic and diluted loss per share................................................         $    (0.21)          $    (1.23)
                                                                                    ================     =================

Basic and diluted average number of common shares outstanding...................          7,226,808             7,459,597
                                                                                    ================     =================



                 See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                     ------------------------------------------
                                                                                           1999                   2000
                                                                                     -----------------     -------------------
                                                                                        (Unaudited)            (Unaudited)
Cash flows from operating activities
       Net loss..............................................................        $                        $    (8,894,631)
                                                                                     (1,531,997)

                                                                                     ------------------    --------------------
       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:

         Depreciation and amortization.......................................                   676,087
                Loss on disposal of fixed                                                             -                  5,856
                        Accounts receivable..................................                   180,505                298,448
                        Inventory............................................                   (4,438)
                        Deposits.............................................                 (223,792)
                        Prepaid and other assets.............................                  (73,151)
                        Accounts payable and accrued expenses................                 (143,496)               (145,485)
                        Accrued payroll and other liabilities................                   794,769
                                                                                                                       732,527
                                                                                     ------------------    --------------------
         Total adjustments...................................................                 1,206,484              9,590,992
                                                                                     ------------------    --------------------
Net cash provided (used in) operating activities.............................                 (325,513)                696,361
                                                                                     ------------------    --------------------

Cash flows from investing activities
              Advances on notes receivable from officer......................                  (31,950)
                                                                                                                      (75,993)

              Payments received on notes receivable from officer.............                    15,526                      -
                        Capital expenditures.................................                  (42,538)
                                                                                     ------------------    --------------------
Net cash provided (used in) investing activities.............................                  (58,962)              (153,078)
                                                                                     ------------------    --------------------
Cash used in financing activities
                    Borrowings/repayments under working capital line (Note 5)                 (127,834)              (319,823)
                    Repayment on long-term borrowing.........................                 (263,976)
                    Notes payable to officer.................................                   300,000
                        Cash received on notes payable from officer..........                  (83,000)                      -
                        Issuance of common stock.............................                  100,050                       -
                                                                                   --------------------    --------------------
Net cash provided by (used in) financing activities..........................                  (74,760)              (302,100)
                                                                                    ------------------    --------------------
Effect of exchange rate changes on cash and cash equivalents.................                   (84,456)                     -
                                                                                     ------------------    --------------------
Net decrease in cash and cash equivalents....................................                 (543,691)
Cash and cash equivalents at beginning of period.............................                 1,009,768                374,587
                                                                                     ------------------    --------------------
Cash and cash equivalents at end of period...................................               $   466,077          $     615,770
                                                                                     ==================    ====================
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
        Interest.............................................................              $    460,827           $     7,703
                                                                                     ==================    ====================


                 See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

On June 2000 On Stage sold equipment with historical cost of approximately $8000, at a loss of $5,856.

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

     In the opinion of the management of On Stage Entertainment, Inc. and Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for full year. The consolidated financial statements and notes are presents as permitted by form 10-Q, and do not contain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

(1) Loss per share

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

     For the six months ended June 30, 1999, potential dilutive securities representing 1,121,550 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive. For the six months ended June 30, 2000, potential dilutive securities representing 1,224,850 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive.

(2) Commitments and Contingencies

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

(3) Going Concern

     The accompanying consolidated financial statements have been prepared assuming that On Stage will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, On Stage has suffered recurring operating losses, has a working capital deficit of $18,837,000 and has defaulted on its long-term debt. These factors raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

     Management plans to manage short-term liquidity concerns through the renegotiations of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, the we have lowered selling, general and administrative costs as a percent of net revenues from 15.2% for the six months ended June 30, 1999, to 10.1% for the six months ended June 30, 2000 and continues to downsize and restructure its selling, general and administrative functions.

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

 (4) Direct acquisition costs

     On March 31, 2000, On Stage wrote-off direct acquisition costs totaling $597,238, which had no future value.

(5) Deferred financing charges

     On June 30, 2000, On Stage wrote-off deferred financing charges totaling $927,190, which had no future value.

(6) Foreclosing procedures

     On May 1, 2000, we entered into a partial settlement with our first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty, King Henry's Feast and Legends in Concert Surfside Beach theaters in exchange for an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry's Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters. Additionally, we agreed to operate the King Henry's and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed to the public. We are continuing to work with ICCMIC to generate a sale of the Legends in Concert Surfside Beach Theater to a purchaser who would be interested in leasing the venue back to us so that we can continue to operate our show therein. In the meantime, ICCMIC has allowed us to continue to publicly present our show at the theater until it can be sold and leased back to us as set forth above.

(7) Segment information

     The following information is presented in accordance with SFAS No. 131, which was adopted by the Company in the fourth quarter of 1998.

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

     The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies. The Company's management evaluates the performance of its operating segments based upon the profit or loss from operations. On Stage reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

The following table sets forth the segment profit/(loss) and asset information

                                                For the six months ended June 30, 1999
                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino      Production       Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $  4,848,049   $     45,499    $  8,781,699 $          -   $   13,675,247

Interest expense                         $         27   $      1,123    $  1,323,694 $    104,305   $    1,429,149

Depreciation and amortization            $    185,583   $     43,923    $    280,397 $     93,968   $      603,601

Segment profit (loss)                    $  1,246,182   $   (342,939)   $ (1,092,935)$ (1,342,305)  $   (1,531,997)

Segment assets                           $  3,182,401   $    775,783    $ 18,336,767 $  1,861,576   $   24,156,527

Additions to long-lived assets           $     20,091   $          -    $     22,447 $          -   $       42,538


                                                For the six months ended June 30, 2000
                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino       Production      Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $  4,959,682   $     24,075   $  8,273,490  $         -   $    13,257,247

Interest expense                         $      2,028   $          -   $  1,809,515  $    46,186   $     1,857,729

Depreciation and amortization            $    200,057   $     54,146   $    241,874  $   705,745   $     1,201,822

Segment profit (loss)                    $  1,308,421   $   (412,517)  $ (8,299,049) $(1,491,486)  $    (8,894,631)

Segment assets                           $  3,216,367   $    899,897   $ 10,572,140  $ 1,865,215   $    16,553,319

Additions to long-lived assets           $      8,064   $     11,971   $     48,730  $     8,320   $        77,085

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

     The most important factors that could prevent On Stage from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the following:

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

Results of Operations

     The following tables set forth, the results of operations for the reportable segments indicated:


                                                       For the quarter ended June 30, 1999
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,274,856    $   26,929    $ 5,101,223   $   7,403,008       $        -    $  7,403,008

Cost of revenues.............   1,437,970       170,628      3,770,726       5,379,324                -       5,379,324
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........     836,886      (143,699)     1,330,497       2,023,684                        2,023,684
Selling, general &
Depreciation &                     86,204        22,029        199,724         307,957           45,577         353,534
Restructuring charges              10,000             -        113,359         123,359          139,434         262,793
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......     608,570      (165,728)       592,282       1,035,124        (663,719)         371,405
Interest expense, net........          27             -        966,804         966,831           53,007       1,019,838
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............ $   608,543     $(165,728)    $  (374,522)   $     68,293    $   (716,726)    $  (648,433)
                            ============== ============= ============== =============== ================ ===============

                                                       For the quarter ended June 30, 2000
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,486,233    $   13,405    $ 4,651,852   $   7,151,490       $        -      $7,151,490
Cost of revenues.............   1,657,216       196,543      3,820,303       5,674,062                -       5,674,062
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........
Selling, general &
Depreciation &
                            -------------- ------------- -------------- --------------- ---------------- ---------------

Operating income (loss)......
Interest expense, net........                        -                      1,140,546                        1,159,924
Loss on disposal of fixed
assets                                  -             -          5,856           5,856                -          5,856
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............ $   613,384   $  (210,275)    $ (594,010)  $   (190,901)   $     (495,574) $    (686,475)
                            ============== ============= ============== =============== ================ ===============

                                                          For the six months ended June 30, 1999
                            -------------- ------------- -------------- --------------- ----------------- --------------
                                                                          Sub-Total
                                                                          Operating                           Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net revenues.................$  4,848,049    $   45,499    $ 8,781,699   $  13,675,247       $         - $  13,675,247
Cost of revenues.............   3,082,748       343,392      7,403,693      10,829,833                 -    10,829,833
                            -------------- ------------- -------------- --------------- ----------------- --------------
Gross profit (loss)..........   1,765,301      (297,893)     1,378,006       2,845,414                        2,845,414

Selling, general &
Depreciation &                    185,583        43,923        280,397         509,903            93,698        603,601
Restructuring charges              10,000            -         113,359         123,359           139,434        262,793
                            -------------- ------------- -------------- --------------- ----------------- --------------
Operating income (loss)......   1,246,209      (341,816)       230,759       1,135,152       (1,238,000)      (102,848)
Interest expense, net........          27         1,123      1,323,694       1,324,844           104,305      1,429,149
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net income (loss)............$  1,246,182  $   (342,939) $  (1,092,935)  $   (189,692)  $    (1,342,305)  $  (1,531,997)
                            ============== ============= ============== =============== ================= ==============

                                                       For the six months ended June 30, 2000
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino      Production      Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................  $4,959,682    $   24,075    $ 8,273,490   $  13,257,247       $        -   $  13,257,247
Cost of revenues.............   3,207,288       382,446      7,302,232      10,891,966                -      10,891,966
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........
Selling, general &
administrative...............     241,888             -        351,344         593,232          739,555       1,332,787
Depreciation & amortization..     200,057        54,146        241,874         496,077          705,745       1,201,822

Loss on write-down of asset.            -             -      6,861,718       6,861,718                -       6,861,718
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......   1,310,449   (6,483,678)      (412,517)      (5,585,746)      (1,445,300)     (7,031,046)
Interest expense, net........                         -

Gain (loss) on  disposition
  of fixed assets............           -             -        (5,856)         (5,856)                -          (5,856)
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............$  1,308,421  $  (412,517)   $ (8,299,049)  $ (7,403,145)   $  (1,491,486) $  (8,894,631)
                            ============== ============= ============== =============== ================ ===============


Quarter Ended June 30, 1999 versus Quarter Ended June 30, 2000

     Net Revenues. Revenues were approximately $7,151,000 for the quarter ended June 30, 2000 compared to $7,403,000 for the quarter ended June 30, 1999 a decrease of $252,000, or 3.4%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $2,486,000 for the quarter ended June 30, 2000 compared to $2,275,000 for the quarter ended June 30, 1999, an increase of $211,000, or 9.3%. Contributing to this increase were the addition of new Legends shows at the Imperial Palace in Biloxi, Mississippi, the addition of new Legends show on Premier Cruise Lines and the increases in revenue attributable to limited engagements and corporate events. These increases were partially offset by a decrease in revenue at the Legends show at the Imperial Palace and Casino, in Las Vegas, Nevada.

     Production Services revenues were approximately $13,000 for the quarter ended June 30, 2000 compared to $27,000 for the quarter ended June 30, 1999. The decrease was attributable to a decrease in equipment rentals.

     Theaters revenues were approximately $4,652,000 for the quarter ended June 30, 2000 compared to $5,101,000 for the quarter ended June 30, 1999, a decrease of $449,000, or 8.8%. This decrease was primarily attributable to decreases in revenues generated by On Stage's dinner theaters and the discontinuation of the Legends show at the Sheraton Centre Hotel in Toronto, Canada.

     Costs of Revenues. Total costs of revenues were $5,674,000 for the quarter ended June 30, 2000 compared to $5,379,000 for the quarter ended June 30, 1999, an increase of $295,000, or 5.5%. Costs of revenues increased to 79.3% of net revenues for the quarter ended June 30, 2000, as compared to 72.7% for the quarter ended June 30, 1999. This increase in cost of sales as a percentage of revenues was primarily attributable to a change in the mix of our revenues.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $738,000 for the quarter ended June 30, 2000 as compared to $1,036,000 for the quarter ended June 30, 1999, a decrease of $298,000, or 28.8%. This is primarily attributable to our reduction of overhead associated with the discontinuation of our "roll-out" strategy. Selling, general and administrative costs decreased to 10.0% of net revenues for the quarter ended June 30, 2000, as compared to 14.0% for the quarter ended June 30, 1999.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2000 decreased by $93,000, or 26.4%, as compared to the quarter ended June 30, 1999. The decrease was primarily due to the write down of assets held for sale and subject to foreclosure.

     Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     Operating Income. Our operating income was approximately $479,000 for the quarter ended June 30, 2000 compared to an operating income of $371,000 for the quarter ended June 30, 1999.

     Interest Expense, Net. Interest expense for the quarter ended June 30, 2000 increased by $141,000, or 13.9% as compared to the quarter ended June 30, 1999. The increase was primarily due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the quarter ended June 30, 1999. At June 30, 1999 and 2000, we had federal net operating loss carryforwards of approximately $7,907,000 and $17,290,000, respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 1999 versus Six Months Ended June 30, 2000

     Net Revenues. Revenue were approximately $13,257,000 for the six months ended June 30, 2000 compared to $13,675,000 for the six months ended June 30, 1999 a decrease of $418,000, or 3.1%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $4,960,000 for the six months ended June 30, 2000 compared to $4,848,000 for the six months ended June 30, 1999, an increase of $112,000, or 2.3%. Contributing to this increase were the addition of new Legends shows at the Imperial Palace in Biloxi, Mississippi, the addition of new Legends shown on Premier Cruise Lines and the increases in revenue attributable to limited engagements and corporate events. These increases were partially offset by a decrease in revenue at the Legends show at the Imperial Palace and Casino, in Las Vegas, Nevada.

     Production Services revenues were approximately $24,000 for the six months ended June 30, 2000 compared to $45,000 for the six months ended June 30, 1999. The decrease was attributable to a decrease in equipment rentals.

     Theaters revenues were approximately $8,273,000 for the six months ended June 30, 2000 compared to $8,782,000 for the six months ended June 30, 1999, a decrease of $509,000, or 5.8%. This decrease was primarily attributable to decreases in revenue generated by On Stage's theaters in Orlando, Florida, Legends show in Myrtle Beach, South Carolina and the discontinuation of the Legends show in Toronto, Canada.

     Costs of Revenues. Total costs of revenues were $10,892,000 for the six months ended June 30, 2000 compared to $10,830,000 for the six months ended June 30, 1999, an increase of $62,000, or 0.6%. Costs of revenues increased to 82.2% of net revenues for the six months ended June 30, 2000, as compared to 79.2% for the six months ended June 30, 1999. This increased in cost of sales as a percentage of revenues was primarily attributable to a change in the mix of our revenues.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $1,333,000 for the six months ended June 30, 2000 as compared to $2,082,000 for the six months ended June 30, 1999, a decrease of $749,000, or 36.0%. Selling, general and administrative costs decreased to 10.1% of net revenues for the six months ended June 30, 2000, as compared to 15.2% for the six months ended June 30, 1999. This is primarily attributable to our reduction of overhead associated with the discontinuation of our roll-out" strategy.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2000 increased by $598,000, or 99.1%, as compared to the six months ended June 30, 1999. The increase was primarily due to the write-off of the direct acquisition costs.

     Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     Operating Loss. On Stage's operating loss were approximately $7,031,000 for the six months ended June 30, 2000, compared to an operating loss of $103,000 for the six months ended June 30, 1999, an increase of $6,928,000.

     Interest Expense, Net. Interest expense for the six months ended June 30, 2000 increased by $429,000, or 30.0% as compared to the six months ended June 30, 1999. The increase was primarily due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the six months ended June 30, 2000. At June 30, 1999 and 2000, we had federal net operating loss carryforwards of approximately $7,907,000 and $17,290,000 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Seasonality and Quarterly Results

     On Stage's business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

     The following table sets forth On Stage's net revenue for each of the last six quarters ended June 30, 2000:

                                       Net Revenues ($ in thousands)

                                 March 31,             June 30,           September 30,       December 31,
                                 ---------             --------           -------------       ------------
Fiscal 1999.................      $ 6,272              $ 7,403                 $8,059            $7,819
Fiscal 2000.................      $ 6,106              $ 7,151

Liquidity and Capital Resources

General

     On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. On Stage anticipate, based on our proposed plans and assumptions relating to our operations (including assumptions regarding the anticipate timetable of our new show openings and the costs associated therewith), that On Stage current cash, cash equivalent balances, anticipated revenue from operation and our working capital line will not be sufficient to fund our ongoing operations and contemplated capital requirements over the next 12 months.

Going Concern

     On Stage has suffered recurring operating losses, has a working capital deficit of $18,837,000, and has defaulted on our long-term debt. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties. These repots of On Stage independent certified public accountant for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

     Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, On Stage has lowered selling, general and administrative costs as a percentage of revenues from 15.2% for the six months ended June 30, 1999, 10.1% for the six months ended June 30, 2000 and continues to downsize and restructure our selling, general and administrative.

     In addition, On Stage is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that On Stage will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us. While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party

Cash Flow

     For the six months ended June 30, 1999, On Stage had net cash deficit used by operations of approximately $325,000. As of June 30, 1999, On Stage had approximately $466,000 in cash and cash equivalents. The operating deficit was primarily attributable to pre-opening costs for new shows and business seasonality. For the six months ended June 30, 2000, On Stage had net cash provided by operations of approximately $696,000. As of June 30, 2000, On Stage had approximately $616,000 in cash and cash equivalents. The cash provided by operations was primarily attributable to the write down of assets and write off of deferred financing costs.

     The net cash used in investing activities for the six months ended June 30, 1999 of $59,000 was primarily attributable to capital expenditures. The net cash used in investing activities for the six months ended June 30, 2000 of $153,000, was primarily attributable to capital expenditures and advances on note receivable from stockholder.

     Net cash used by financing activities for the six months ended June 30, 1999 of $75,000, was attributable to notes payable from officer and issuance of common stock, offset by repayment of long-term borrowing and repayment of working capital line. Net cash used by financing activities for the six months ended June 30, 2000 of $302,000 was primarily attributable to repayment of line of credit and long-term debt.

Working Capital

     At June 30, 1999, we had a working capital deficit of approximately $17,927,000 primarily attributable from an increase in the accrued expenses, accrued payroll and other liabilities, notes payable to officer and the default acceleration of our lease and loan from First Security and Imperial Credit to current liabilities. At June 30, 2000, we had working capital deficit of approximately $18,837,000 which resulted primarily from increase in the accrued expenses, accrued payroll and other liabilities, notes payable to officer and the default acceleration of our lease and loan from First Security and Imperial Credit to current liabilities. Because of the recurring losses, the working capital deficit and the loan defaults, our auditors issued a going concern opinion for the year ended December 31, 1999.

Working Capital Line

     In May 1997, First Security Bank of Nevada ("First Security") issued a line of credit to us for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. John W. Stuart has personally guaranteed this line of credit.

     On March 28, 1998, First Security agreed to increase this line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, On Stage had drawn $1,000,000 on the line of credit. As of March 31, 1999, On Stage had failed to pay off any part of the line of credit and is in default under its terms. On April 29, 1999, we received a notice of default under the line of credit from First Security. As of June 30, 2000, amounts owed under the line of credit were $139,000.

Capital Equipment Financing Commitment

     On September 29, 1997, First Security Leasing Company (First Security Leasing), a Utah corporation, approved On Stage for a $1,000,000 lease line of credit. Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001. We also received a notice of default under this line on April 29, 1999. As on June 30, 2000, amounts owed under the lease line was $1,300,000.

Mortgage Financing Commitment

     Theater Foreclosures. On May 1, 2000, we entered into a partial settlement with our first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty and King Henry's Feast theaters in exchange for: (1) an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry's Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters; and (2) a thirty (30) day extension of time during which ICCMIC has agreed: (i) to forego collection on its deficiency judgment in Nevada; and (ii) to extend the foreclosure date on the Legends in Concert Surfside Beach theater. Additionally, we agreed to operate the King Henry's and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed to the public. We are continuing to work with ICCMIC to generate a sale of the Legends in Concert Surfside Beach Theater to a purchaser who would be interested in leasing the venue back to us so that we can continue to operate our show therein. In the meantime, ICCMIC has allowed us to continue to publicly present our show at the theater until it can be sold and leased back to us as set forth above.

                           PART II. OTHER INFORMATION

Item 1.  Exhibits & Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             On Stage filed a Current Report on Form 8-K on May 5,2000 (Commission File No: 000-29402)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ON STAGE ENTERTAINMENT, INC.



Date: August 11, 2000
                                         By:   /s/ John W. Stuart
                                            -----------------------------------
                                            John W Stuart
                                            Chairman and Chief Executive Officer

Date: August 11, 2000                    By: /s/ Pedro Perez
                                            -----------------------------------
                                            Pedro Perez
                                            Chief Accounting Officer