Form 10-Q/A
period 2000-06-30
ON STAGE ENTERTAINMENT INC
filed 2000-11-17
CIK 1035514

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

                          ON STAGE ENTERTAINMENT, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter

           NEVADA                                            88-0214292
--------------------------------                        ----------------------
(State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                         Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                           89103
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (ZIP CODE)

                                 (702) 253-1333
                 -----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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

Yes         X                       No
-------------------------           --------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                             Outstanding at August 11, 2000
         -----                             ------------------------------
Common Stock, $0.01 par value                          7,226,808

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                   PAGE NO.

Part I. Financial Information

   Item 1. Consolidated Financial Statements

           Balance sheets.........................................  1
           Statements of operations...............................  2-3
           Statements of cash flows...............................  4
           Notes to financial statements..........................  5-7

   Item 2. Management's Discussion and Analysis
             Of Financial Condition and Results of Operations.....  8-15

Part II. Other Information

   Item 1. Exhibits and Reports on Form 8-K.......................  16

Signatures........................................................  17

Index of Exhibits.................................................  18

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

Item 1.  Consolidated Financial Statements

                  On Stage Entertainment, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     December 31,            June 30,
                                           Assets                                        1999                  2000
                                                                                    ---------------       ---------------
                                                                                                           (Unaudited)
Current assets
      Cash and cash equivalents.............................................            $   374,587           $   615,770
      Accounts receivable, net..............................................              1,249,619               951,171
      Inventory.............................................................                234,579               218,117
      Deposits..............................................................                198,523               371,625
      Prepaid and other assets..............................................                238,274               372,719
    Notes receivable from officers  ........................................                117,906               193,899
                                                                                    ----------------      ----------------
               Total current assets.........................................              2,413,488             2,723,301
                                                                                    ----------------      ----------------
Property, equipment and leasehold improvements..............................             23,720,804            16,553,319
Less:  Accumulated depreciation and amortization............................             (5,176,244)           (5,368,335)
                                                                                    ----------------      ----------------
Property, equipment and leasehold improvements, net.........................             18,544,560            11,184,984
Direct acquisition costs (Note 4)...........................................                597,328                     -
Deferred financing costs, net of amortization of $192,810 (Note 5)..........                927,190                     -
                                                                                    ----------------       ---------------
                                                                                       $ 22,482,566          $ 13,908,285
                                                                                    ================       ===============

                       Liabilities and Stockholders' Equity

Current liabilities

    Working capital line ...................................................            $   459,146           $   139,315
    Accounts payable and accrued expenses...................................              1,444,878             1,334,809
    Accrued payroll and other liabilities...................................              3,937,951             4,670,478
    Current maturities of long-term debt....................................             15,398,282            15,395,164
    Note payable to officer ................................................                      -                20,841
                                                                                    ----------------      ----------------
    Total current liabilities...............................................             21,240,257            21,560,607
                                                                                    ----------------      ----------------
Long-term debt, less current maturities.....................................                 30,773                30,773
                                                                                    ----------------      ----------------
           Total liabilities and long-term debt.............................             21,271,030            21,591,380
                                                                                    ----------------      ----------------
Commitments and contingencies (Note 3)
Stockholders' equity  (deficiency)
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding............................                      -                     -
     Common stock, par value $0.01 per share; authorized 25,000,000
          Shares; 7,226,808 shares issued and outstanding...................                 72,268                72,268
    Additional paid-in-capital..............................................             11,430,336            11,430,336
      Accumulated deficit...................................................           (10,291,068)           (19,185,699)
                                                                                    ----------------      ----------------
          Total stockholders' equity (deficiency)...........................              1,211,536            (7,683,095)
                                                                                      $ 22,482,566           $ 13,908,285
                                                                                      =============          ============

            See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                           Three months ended
                                                                                                 June 30,
                                                                                         --------------------
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)           (Unaudited)
Net revenue ....................................................................       $ 7,403,008          $ 7,151,490
Costs of revenues...............................................................         5,379,324            5,674,062
                                                                                    ----------------     -----------------

Gross profit....................................................................         2,023,684            1,477,428
Selling, general & administrative...............................................         1,035,952              737,772
Depreciation and amortization...................................................           353,534              260,351
Restructuring charges...........................................................           262,793                   -
                                                                                    ----------------    -----------------
Operating income................................................................           371,405              479,305
Interest expense, net...........................................................         1,019,838            1,159,924
Loss on disposition of fixed assets.............................................                 -               (5,856)
                                                                                    ----------------     -----------------
Net loss........................................................................        $ (648,433)         $  (686,475)
                                                                                    ================     =================
Basic and diluted loss per share................................................         $   (0.09)          $    (0.10)
                                                                                    ================     =================
Basic and diluted average number of common shares outstanding...................           7,354,676            7,226,808
                                                                                    ================     =================

                 See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                              Six months ended
                                                                                                 June 30,
                                                                                    --------------------------------------
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)
Net revenues....................................................................         $13,675,247        $  13,257,247
Costs of revenues...............................................................          10,829,833           10,891,966
                                                                                    ----------------     -----------------
Gross profit....................................................................           2,845,414            2,365,281
Selling, general & administrative...............................................           2,081,868            1,332,787
Depreciation and amortization...................................................             603,601            1,201,822

Write down of assets held for sale and subject for foreclosure  (Note 6)........                   -            6,861,718
Restructuring charges ..........................................................             262,793                    -
                                                                                    ----------------     -----------------
Operating loss..................................................................           (102,848)           (7,031,046)
Interest expense, net...........................................................           1,429,149            1,857,729
Loss on disposition of fixed assets.............................................                    -              (5,856)
Net loss........................................................................       $ (1,531,997)     $     (8,894,631)
                                                                                    ================     =================
Basic and diluted loss per share................................................       $      (0.21)     $          (1.23)
                                                                                    ================     =================
Basic and diluted average number of common shares outstanding...................          7,459,597             7,226,808
                                                                                    ================     =================

                 See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                     ------------------------------------------
                                                                                           1999                   2000
                                                                                     -----------------     -------------------
                                                                                        (Unaudited)            (Unaudited)
Cash flows from operating activities
       Net loss..............................................................        $     (1,531,997)         (8,894,631)
                                                                                     -----------------     -------------------
       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:

         Depreciation and amortization.......................................                 676,087           1,201,822
         Write-down of assets held for sale and subject to foreclosure.......                       -           6,861,719
         Write-down of deferred financing charges............................                       -             927,190
         Loss on disposal of fixed assets....................................                       -               5,856
              Accounts receivable............................................                 180,505             298,448
              Inventory......................................................                  (4,438)             16,462
              Deposits.......................................................                (223,792)           (173,102)
              Prepaid and other assets.......................................                 (73,151)           (134,445)
              Accounts payable and accrued expenses..........................                (143,496)           (145,485)
              Accrued payroll and other liabilities..........................                 794,769             732,527
                                                                                     ------------------    --------------------
         Total adjustments...................................................               1,206,484           9,590,992
                                                                                     ------------------    --------------------
Net cash provided (used in) operating activities.............................                (325,513)            696,361
                                                                                     ------------------    --------------------
Cash flows from investing activities
         Advances on notes receivable from officer...........................                 (31,950)            (75,993)
         Payments received on notes receivable from officer..................                  15,526                   -
              Capital expenditures...........................................                 (42,538)            (77,085)
                                                                                     ------------------    --------------------
Net cash provided (used in) investing activities.............................                 (58,962)           (153,078)
                                                                                     ------------------    --------------------
Cash used in financing activities
               Borrowings/repayments under working capital line (Note 5).....                (127,834)           (319,823)
               Repayment on long-term borrowing..............................                (263,976)             (3,118)
               Notes payable to officer......................................                 300,000              20,841
               Cash received on notes payable from officer...................                 (83,000)                  -
               Issuance of common stock......................................                 100,050                   -
                                                                                    --------------------   --------------------
Net cash provided by (used in) financing activities..........................                 (74,760)           (302,100)
                                                                                     ------------------    --------------------

Effect of exchange rate changes on cash and cash equivalents.................                 (84,456)                  -
                                                                                     ------------------    --------------------
Net decrease in cash and cash equivalents....................................                 (543,691)           241,183
Cash and cash equivalents at beginning of period.............................                1,009,768            374,587
                                                                                     ------------------    --------------------
Cash and cash equivalents at end of period...................................              $   466,077          $ 615,770
                                                                                     ==================    ====================

Supplemental disclosure of cash flow information Cash paid during the period for:

        Interest.............................................................            $    460,827           $   7,703
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

The following table sets forth the segment profit/(loss) and asset information

                                                For the six months ended June 30, 1999
                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                       Total
                                            Casino      Production       Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $   4,848,049  $   45,499      $ 8,781,699  $         -    $   13,675,247
Interest expense                         $          27  $    1,123      $ 1,323,694  $   104,305    $    1,429,149
Depreciation and amortization            $     185,583  $   43,923      $   280,397  $    93,698    $      603,601
Segment profit (loss)                    $   1,246,182  $ (342,939)     $(1,092,935) $(1,342,305)   $   (1,531,997)
Segment assets                           $   3,182,401  $  775,783      $18,336,767  $ 1,861,576    $   24,156,527
Additions to long-lived assets           $      20,091  $        -      $    22,447  $         -    $       42,538

                                                For the six months ended June 30, 2000
                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino       Production      Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $   4,959,682  $   24,075     $   8,273,490  $         -    $  13,257,247
Interest expense                         $       2,028  $        -     $   1,809,515  $    46,186    $   1,857,729
Depreciation and amortization            $     200,057  $   54,146     $     241,874  $   705,745    $   1,201,822
Segment profit (loss)                    $   1,308,421  $ (412,517)    $  (8,299,049) $(1,491,486)   $  (8,894,631)
Segment assets                           $   3,216,367  $  899,897     $  10,572,140  $ 1,865,215    $  16,553,319
Additions to long-lived assets           $       8,064  $   11,971     $      48,730  $     8,320    $      77,085


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

Results of Operations

     The following tables set forth, the results of operations for the reportable segments indicated:

                                                        For the quarter ended June 30, 1999
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,274,856    $   26,929    $ 5,101,223   $   7,403,008     $        -     $  7,403,008
Cost of revenues.............   1,437,970       170,628      3,770,726       5,379,324              -        5,379,324
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........     836,886      (143,699)     1,330,497       2,023,684              -        2,023,684
Selling, general &
administrative...............     132,112             -        425,132         557,244        478,708        1,035,952
Depreciation & amortization..      86,204        22,029        199,724         307,957         45,577          353,534
Restructuring charges              10,000             -        113,359         123,359        139,434          262,793
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......     608,570      (165,728)       592,282       1,035,124       (663,719)         371,405
Interest expense, net........          27             -        966,804         966,831         53,007        1,019,838
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............ $   608,543   $  (165,728)   $  (374,522)   $     68,293    $  (716,726)    $   (648,433)
                            ============== ============= ============== =============== ================ ===============

                                                        For the quarter ended June 30, 2000
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,486,233    $   13,405    $ 4,651,852   $   7,151,490       $        -      $7,151,490

Cost of revenues.............   1,657,216       196,543      3,820,303       5,674,062                -        5,674,062
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........     829,017      (183,138)       831,549       1,477,428                -        1,477,428
Selling, general &
administrative...............     115,257             -        194,827         310,084          427,688          737,772
Depreciation & amortization..      99,977        27,137         84,729         211,843           48,508          260,351
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......     613,783      (210,275)       551,993         955,501        (476,196)         479,305
Interest expense, net........         399             -      1,140,147       1,140,546          19,378        1,159,924
Loss on disposal of fixed
    assets...................           -             -          5,856           5,856                -           5,856
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............ $   613,384   $ (210,275)    $  (594,010)   $   (190,901)     $ (495,574)     $  (686,475)
                            ============== ============= ============== =============== ================ ===============


                                                          For the six months ended June 30, 1999
                            -------------- ------------- -------------- --------------- ----------------- --------------
                                                                          Sub-Total
                                                                          Operating                           Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net revenues.................$  4,848,049    $   45,499    $ 8,781,699   $  13,675,247    $        -       $  13,675,247
Cost of revenues.............   3,082,748       343,392      7,403,693      10,829,833             -          10,829,833
                            -------------- ------------- -------------- --------------- ----------------- --------------
Gross profit (loss)..........   1,765,301      (297,893)     1,378,006       2,845,414             -           2,845,414

Selling, general &
administrative...............     323,509             -        753,491       1,077,000         1,004,868      2,081,868

Depreciation &                    185,583        43,923        280,397         509,903            93,698        603,601
amortization.................
Restructuring charges........      10,000             -        113,359         123,359           139,434        262,793
                            -------------- ------------- -------------- --------------- ----------------- --------------
Operating income (loss)......   1,246,209      (341,816)       230,759       1,135,152       (1,238,000)      (102,848)

Interest expense, net........          27         1,123      1,323,694       1,324,844           104,305      1,429,149
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net income (loss)............$  1,246,182   $  (342,939)  $ (1,092,935) $    (189,692)   $    (1,342,305) $  (1,531,997)
                            ============== ============= ============== =============== ================= ==============

                                                      For the six months ended June 30, 2000
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino      Production      Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................  $4,959,682    $   24,075    $ 8,273,490   $  13,257,247    $        -     $  13,257,247
Cost of revenues.............   3,207,288       382,446      7,302,232      10,891,966             -        10,891,966
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........   1,752,394      (358,371)       971,258       2,365,281             -         2,365,281
Selling, general &
administrative...............     241,888             -        351,344         593,232        739,555        1,332,787
Depreciation &
amortization.................     200,057        54,146        241,874         496,077        705,745        1,201,822
Loss on write-down of assets.           -             -      6,861,718       6,861,718              -        6,861,718
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......   1,319,449      (412,517)    (6,483,678)    (5,585,746)     (1,445,300)      (7,031,046)
Interest expense, net........       2,028             -      1,809,515      1,811,543          46,186        1,857,729
Gain (loss) on disposition
 of fixed assets............            -             -        (5,856)         (5,856)              -           (5,856)
                           -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............$  1,308,421  $  (412,517)  $ (8,299,049)   $ (7,403,145)  $  (1,491,486)   $  (8,894,631)
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

     The following table sets forth On Stage's net revenue for each of the last six quarters ended June 30, 2000:

                                       Net Revenues ($ in thousands)
                   March 31,             June 30,           September 30,       December 31,
                  ---------             --------           -------------       ------------
Fiscal 1999....... $ 6,272              $ 7,403                 $8,059            $7,819
Fiscal 2000....... $ 6,106              $  7,151

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

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

          On Stage filed a Current Report on Form 8-K on May 5,2000 (Commission File No: 000-29402)

          On Stage filed a Current Report on Form 8-K on September 15, 2000 (Commission File No: 000-29402)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ON STAGE ENTERTAINMENT, INC.



Date: November 16, 2000                  By:  /s/ John W. Stuart
                                            ---------------------------------
                                            John W Stuart
                                            Chairman and Chief Executive Officer

Date: Novemer 16, 2000                   By: /s/ Pedro Perez
                                            ----------------------------------
                                            Pedro Perez Chief Accounting Officer