Form 10-Q
period 2000-09-30
ON STAGE ENTERTAINMENT INC
filed 2000-11-20
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[] Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

Commission file number           0-92402
                      ----------------------------------------------------------

                          ON STAGE ENTERTAINMENT, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             NEVADA                                      88-0214292
    ----------------------------                    ---------------------
    (State or Other Jurisdiction                      (IRS Employer
  of Incorporation or Organization)                 Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA                           89103
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

Yes         X                       No
-------------------------           --------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                             Outstanding at  November 17, 2000
         -----                             ---------------------------------
Common Stock, $0.01 par value                         11,307,930

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. Financial Information

       Item 1. Consolidated Financial Statements

                Balance sheets...................................     1
                Statements of operations.........................     2-3
                Statements of cash flows.........................     4
                Notes to financial statements....................     5-8
       Item 2. Management's Discussion and Analysis
                Of Financial Condition and Results of Operations.     9-16


Part II. Other Information

     Item 1. Exhibits and Reports on Form 8-K....................     17

Signatures.......................................................     18

Exhibits.........................................................     19

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward -looking statements include certain information relating to potential new show openings, markets for On Stage productions, the expansion of existing and potential gaming and tourist markets, our exposure to various of trends in the gaming industry, our restructuring plans and the benefits we anticipate from restructuring, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform act of 1955. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements

                          PART I. FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                                                                                     December 31,          September 30,
                                            Assets                                        1999                  2000
                                                                                    ---------------       ---------------
                                                                                                            (Unaudited)
Current assets

      Cash and cash equivalents.............................................            $   374,587        $      816,611

      Accounts receivable, net..............................................              1,249,619               643,580
      Inventory.............................................................                234,579               187,421
      Deposits..............................................................                198,523               263,288
      Prepaid and other assets..............................................                238,274               298,039
    Notes receivable from officers  ........................................                117,906               267,198
                                                                                    ----------------      ----------------
               Total current assets.........................................              2,413,488             2,476,137
                                                                                    ----------------      ----------------
Property, equipment and leasehold improvements..............................             23,720,804            14,590,587
Less:  Accumulated depreciation and amortization............................             (5,176,244)           (5,307,866)
                                                                                    ----------------      ----------------
Property, equipment and leasehold improvements, net.........................             18,544,560             9,282,721
Direct acquisition costs (Note 5)...........................................                597,328                     -
Deferred financing costs, net of amortization of $192,810 (Note 6)..........                927,190                     -
                                                                                    ---------------       ---------------
                                                                                       $ 22,482,566        $   11,758,858

                       Liabilities and Stockholders' Equity

Current liabilities
    Working capital line ...................................................            $   459,146        $            -
    Accounts payable and accrued expenses...................................              1,444,878             1,175,351
    Accrued payroll and other liabilities...................................              3,937,951             3,995,288
    Current maturities of long-term debt....................................             15,398,282            14,332,096
    Note payable to officer ................................................                      -                21,371
                                                                                    ----------------      ----------------
    Total current liabilities...............................................             21,240,257            19,524,106
                                                                                    ----------------      ----------------
Long-term debt, less current maturities.....................................                  30,773                    -
                                                                                    ----------------      ----------------
           Total liabilities and long-term debt.............................             21,271,030            19,524,106
                                                                                    ----------------      ----------------
Commitments and contingencies (Note 4)
Stockholders' equity  (deficiency)
     Preferred stock, par value $1 per share, 1,000,000 shares
         authorized; none issued and outstanding............................                      -                     -
     Common stock, par value $0.01 per share; authorized 25,000,000
          Shares; 7,226,808 shares issued and outstanding...................                 72,268                72,268
    Additional paid-in-capital..............................................             11,430,336            11,430,336
      Accumulated deficit...................................................           (10,291,068)          (19,267,852)
                                                                                    ----------------      ----------------
          Total stockholders' equity (deficiency)...........................              1,211,536           (7,765,248)
                                                                                    ----------------      ----------------
                                                                                    $    22,482,566        $  11,758,858
                                                                                    ================      ================

                 See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                             Three months ended
                                                                                                 September 30,
                                                                                          -------------------------
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)
Net revenues....................................................................     $     7,792,718      $     6,393,371
Costs of revenues...............................................................           5,637,613            5,086,094
                                                                                    ----------------     -----------------
Gross profit....................................................................           2,155,105            1,307,277
Selling, general & administrative...............................................           1,023,677            1,040,183
Depreciation and amortization...................................................             306,288              254,843
Write down of assets held for sale and subject for foreclosure..................                   -               56,591
Restructuring charges...........................................................              81,060                    -
                                                                                    ----------------     -----------------
Operating income (loss).........................................................             744,080              (44,340)
Interest expense, net...........................................................             711,756               32,651
Other (Income)..................................................................            (368,786)            (292,956)
Loss on disposition of disposition of property plant and equipment..............              61,237              298,118
                                                                                    ----------------     -----------------
Net income (loss)...............................................................      $      339,873      $       (82,153)
                                                                                    ================     =================

Basic and diluted loss per share................................................            $   0.05          $    (0.01)
                                                                                    ================     =================

Basic and diluted average number of common shares outstanding...................           7,031,475            7,226,808
                                                                                    ================     =================

             See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                    --------------------------------------
                                                                                         1999                  2000
                                                                                    ---------------      ----------------
                                                                                      (Unaudited)          (Unaudited)

Net revenues....................................................................      $   21,467,965       $   19,650,618
Costs of revenues...............................................................          16,467,446           15,978,060
                                                                                    ----------------     -----------------
Gross profit....................................................................           5,000,519            3,672,558
Selling, general & administrative...............................................           3,105,545            2,372,970
Depreciation and amortization...................................................             909,889            1,456,665
Write down of assets held for sale and subject for foreclosure..................                   -            6,918,309
Restructuring charges ..........................................................             343,853                    -
                                                                                    ----------------     -----------------
Operating income  (loss)........................................................             641,232           (7,075,386)
Interest expense, net...........................................................           2,140,905            1,890,380
Other (income)..................................................................            (368,786)            (292,956)
Loss on disposition of property plant and equipment.............................              61,237              303,974
                                                                                    ----------------     -----------------
Net loss........................................................................       $ (1,192,124)      $    (8,976,784)
                                                                                    ================     =================
Basic and diluted loss per share................................................         $    (0.16)          $    (1.24)
                                                                                    ================     =================
Basic and diluted average number of common shares outstanding...................           7,288,497            7,226,808
                                                                                    ================     =================


             See notes to consolidated financial statements.

                  On Stage Entertainment, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                 Nine months ended
                                                                                                     September 30,
                                                                                     ------------------------------------------
                                                                                           1999                   2000
                                                                                     -----------------     -------------------
                                                                                        (Unaudited)            (Unaudited)
Cash flows from operating activities
       Net loss..............................................................        $   (1,192,124)        $    (8,976,784)
                                                                                     ------------------    --------------------
Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
               Depreciation and amortization.................................               985,911               1,456,665
               Direct acquisition costs......................................              (596,356)                597,328
               Write off of debt financing costs.............................                     -                 927,190
               Write-down of assets held for sale and subject to foreclosure.                     -               6,918,309
                Loss on disposal of property plant and equipment.............                61,236                 303,974
                        Accounts receivable..................................               (75,151)                606,039
                        Inventory............................................               (21,286)                 47,158
                        Deposits.............................................              (127,794)                (64,765)
                        Prepaid and other assets.............................               134,362                 (59,765)
                        Accounts payable and accrued expenses................              (142,234)               (653,867)
                        Accrued payroll and other liabilities................             1,336,231                  57,337
                                                                                     ------------------    ------------------
         Total adjustments...................................................             1,554,919              10,135,503
                                                                                     ------------------    ------------------
Net cash provided (used in) operating activities.............................               362,795               1,158,819
                                                                                     ------------------    ------------------
Cash flows from investing activities
              Proceeds from sale of assets...................................                     -               2,000,000
              Advances on notes receivable from officer......................                     -                (149,292)
              Pay down on note receivable from officer.......................                14,272                      -
              Capital expenditures...........................................              (179,055)               (107,770)
                                                                                     ------------------    ------------------
Net cash provided (used in) investing activities.............................              (164,783)              1,742,938
                                                                                     ------------------    ------------------
Cash used in financing activities
               Repayments under working capital line.........................              (377,842)                     -
               Repayment on long-term borrowing..............................              (348,529)            (2,481,104)
               Notes payable to officer......................................                36,968                      -
               Cash received on notes payable from officer...................                     -                 21,371
               Issuance of common stock......................................               182,493                      -
                                                                                     ------------------     ----------------
Net cash provided by (used in) financing activities..........................              (506,910)            (2,459,733)
                                                                                     ------------------    -----------------
Effect of exchange rate changes on cash and cash equivalents.................               (89,292)                     -
                                                                                     ------------------    -----------------
Net decrease in cash and cash equivalents....................................              (398,190)               442,024
Cash and cash equivalents at beginning of period.............................             1,009,768                374,587
                                                                                     ------------------    -----------------
Cash and cash equivalents at end of period...................................          $    611,578          $     816,611
                                                                                     ==================    =================
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
        Interest.............................................................          $    675,984          $      10,380
                                                                                     ==================    =================

                 See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

     In  June  2000  On  Stage  sold  equipment  with  an  historical   cost  of
approximately $8,000, at a loss of $5,856.

                  On Stage Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000

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

     In the opinion of the management of On Stage Entertainment, Inc. and Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for full year. The consolidated financial statements and notes are presented as permitted by form 10-Q, and do not contain information included in our audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

(1) Going Concern

     The accompanying consolidated financial statements have been prepared assuming that On Stage will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, On Stage has suffered recurring operating losses, has a working capital deficit of $17,048,000 and has defaulted on its long-term debt. These factors raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties. The report of our independent certified public accountant for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

     On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. On Stage anticipates based on our proposed plans and assumptions relating to our operations that the current cash, cash equivalent balances, anticipated revenue from operations are insufficient to fund our ongoing operations.

     Management plans to manage short-term liquidity concerns through the renegotiations of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, the we have lowered selling, general and administrative costs as a percent of net revenues from 14.5% for the nine months ended September 30, 1999, to 12.1% for the nine months ended September 30, 2000 and continues to downsize and restructure its selling, general and administrative functions.

     In addition, On Stage is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that On Stage will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to us.

(2)  Sale of Surfside Beach Theater

     On September 15, 2000, On Stage Entertainment subsidiary, On Stage Theaters Surfside Beach, Inc. sold its Legends in Concert Theater in Surfside Beach, South Carolina to LIC Theatres, LLC for $2.0mm. In connection with the sale of the Theater, Legends Surfside entered into a ten (10) year lease agreement with LIC Theatres, LLC, to ensure that the performances of its Legends in Concert production at the Theater, which is one of our largest revenue sources, will continue for many years to come. The proceeds from the sale of the Theater were given to the Company's first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp., in accordance with the terms of its partial settlement agreement with ICCMIC.

 (3) Loss per share

     Statement of Financial Accounting Standard No. 128, Earnings per Share provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.

     For the nine months ended September 30, 1999, potential dilutive securities representing 1,125,550 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive. For the nine months ended September 30, 2000, potential dilutive securities representing 1,224,850 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive.

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

 (5) Direct acquisition costs

     On March 31, 2000, On Stage wrote-off direct acquisition costs totaling $597,328, which had no future value.

(6) Deferred financing charges

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

o Theaters. The Theaters segment owns and /or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. The Theaters segment derives revenues from the sale of tickets along with food and beverages to patrons who attend our live theatrical productions.

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

The following table sets forth the segment profit/(loss) and asset information

                                             For the nine months ended September 30, 1999
                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino      Production       Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $  7,356,231   $   92,867      $14,018,867   $         -    $   21,467,965
Interest expense                         $         75   $    1,123      $ 1,986,763   $   152,944    $    2,140,905
Depreciation and amortization            $    277,238   $   65,989      $   424,883   $   141,779    $      909,889
Segment profit (loss)                    $  1,826,751   $ (464,995)     $  (899,679)  $(1,654,201)   $   (1,192,124)
Segment assets                           $  3,205,079   $  811,917      $18,252,412   $ 1,861,594    $   24,131,002
Additions to long-lived assets           $    103,777   $    7,354      $    61,546   $     6,378    $      179,055


                                             For the nine months ended September 30, 2000
                                         -------------- -------------- ------------- ------------- ----------------
                                                                                                        Total
                                            Casino       Production      Theaters        OSE        Consolidated
                                         -------------- -------------- ------------- ------------- ----------------
Revenues from external customers         $  7,307,227   $   27,718     $ 12,315,673   $         -    $  19,650,618
Interest expense                         $      1,834   $        -     $  1,757,811   $   130,735    $   1,890,380
Depreciation and amortization            $    299,276   $   82,275     $    320,383   $   754,731    $   1,456,665
Segment profit (loss)                    $  1,599,911   $ (640,241)    $ (8,119,537)  $(1,816,917)   $  (8,976,784)
Segment assets                           $  3,169,863   $  922,744     $  1,207,621   $ 1,822,567    $   7,122,795
Additions to long-lived assets           $     18,853   $   12,503     $     54,549   $    19,865    $     105,770

(8) Subsequent Event

     On October 12, 2000, On Stage restructured our debt with Imperial Credit Commercial Mortgage Investment Corp ("ICCMIC"), and First Security Bank ("FSB"). Under the terms of the agreement, ICCMIC agreed to covert its outstanding loan to the Company of approximately $10 million for 4,061,122 shares of common stock, which approximates $2.46 per share. As part of the transaction, Timothy
J. Parrott, the new President & CEO, purchased 2,630,000 shares from ICCMIC for $1.0 million. In connection with this transaction, the Company restructured its only remaining debt of approximately $1.2 million with FSB. Under the terms of the agreement with FSB, effective August 1, 2000, On Stage is paying $50,000 per month. The loan accrues interest at the rate of Prime plus 2%. On Stage recorded a gain on debt restructuring of $10,982,000 based on a market value of $0.31 per share.

     Also joining Mr. Parrott at On Stage is Jeff Victor, as Executive Vice President. Most recently Victor served as Vice President and General Manager of "Star Trek: The Experience" at the Las Vegas Hilton Hotel. Previously, Victor worked directly for Parrott as Vice President of Entertainment for all of the Boomtown casinos.

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

o The ability to meet our commitments, obtain alternative and additional financing on commercially reasonable terms;

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

Results of Operations

     The following tables set forth, the results of operations for the reportable segments indicated:

                                              For the quarter ended September 30, 1999

                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,508,181    $   47,368    $ 5,237,169   $   7,792,718    $        -      $ 7,792,718
Cost of revenues.............   1,705,468       147,358      3,784,787       5,637,613             -        5,637,613
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........     802,713       (99,990)     1,452,382       2,155,105             -        2,155,105
Selling, general &
administrative...............     200,514             -        382,286         582,800        440,877       1,023,677
Depreciation & amortization..      91,657        22,066        144,484         258,207         48,081         306,288
Restructuring charges              22,423             -          8,052          30,475         50,585          81,060
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......     488,119      (122,056)       917,560       1,283,623       (539,543)        744,080
Interest expense, net........          48             -        663,069         663,117         48,639         711,756
Loss on disposal of
property plant and equipment.           -             -         61,237          61,237              -          61,237
Other (income) expense......     (92,500)             -              -         (92,500)      (276,286)       (368,786)
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............ $   580,571    $ (122,056)    $  193,254    $    651,769   $   (311,896)     $  339,873
                            ============== ============= ============== =============== ================ ===============

                                               For the quarter ended September 30, 2000
                           -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  2,347,545  $      3,643   $  4,042,183   $   6,393,371    $         -     $   6,393,371
Cost of revenues.............$  1,844,086  $    203,238   $  3,038,770   $   5,086,094    $         -     $   5,086,094
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........$    503,459  $   (199,595)  $  1,003,413   $   1,307,277    $         -     $   1,307,277
Selling, general &
administrative...............$     90,880             -   $    464,451   $     555,331    $     484,852   $   1,040,183
Depreciation & amortization..$     99,219  $     28,129   $     78,509   $     205,857    $      48,986   $     254,843
Loss on write-down of assets.$          -  $          -   $     56,591   $      56,591    $         -     $      56,591
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......$    313,360  $   (227,724)  $    403,862   $     489,498    $    (533,838)  $     (44,340)
Interest expense, net........$       (194) $          -   $    (51,704)  $     (51,898)   $      84,549          32,651
Loss on disposition of
property plant & equipment...$     22,064  $          -   $    276,054   $     298,118              -           298,118
Other (income) expense.......$          -  $          -   $          -   $           -    $    (292,956)  $    (292,956)
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............$    291,490  $   (227,724)  $   (179,512)  $     243,278    $    (325,431)  $     (82,153)
                            ============== ============= ============== =============== ================ ===============

                                                          For the nine months ended September 30, 1999
                            -------------- ------------- -------------- --------------- ----------------- --------------
                                                                          Sub-Total
                                                                          Operating                           Total
                               Casino       Production     Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net revenues................$   7,356,231   $    92,867  $  14,018,867  $   21,467,965   $           -    $  21,467,965
Cost of revenues............$   4,788,217   $   490,750  $  11,188,479  $   16,467,446   $           -    $  16,467,446
                            -------------- ------------- -------------- --------------- ----------------- --------------
Gross profit (loss).........$   2,568,014   $  (397,883) $   2,830,388  $    5,000,519   $           -    $   5,000,519
Selling, general &
administrative..............$     524,027             -      1,135,773  $    1,659,800         1,445,745  $   3,105,545
Depreciation & amortization.$     277,238   $    65,989  $     424,883  $      768,110   $       141,779  $     909,889
Restructuring charges.......$      32,423   $         -  $     121,411  $      153,834   $       190,019  $     343,853
                            -------------- ------------- -------------- --------------- ----------------- --------------
Operating income (loss).....$   1,734,326   $  (463,872) $   1,148,321  $    2,418,775   $    (1,777,543) $     641,232
Interest expense, net.......$          75   $     1,123  $   1,986,763  $    1,987,961   $       152,944  $   2,140,905
Loss on disposition of
property plant & equipment..$           -   $         -  $      61,237  $       61,237   $           -    $      61,237
Other (income)expense.......$     (92,500)  $         -  $           -  $      (92,500)  $      (276,286) $    (368,786)
                            -------------- ------------- -------------- --------------- ----------------- --------------
Net income (loss)...........$   1,826,751   $   (464,995)$    (899,679) $      462,077   $    (1,654,201) $  (1,192,124)
                            ============== ============= ============== =============== ================= ==============

                                                    For the nine months ended September 30, 2000
                            -------------- ------------- -------------- --------------- ---------------- ---------------
                                                                          Sub-Total
                                                                          Operating                          Total
                               Casino      Production      Theaters        Segments           OSE         Consolidated
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net revenues.................$  7,307,227  $     27,718  $  12,315,673  $   19,650,618   $           -   $  19,650,618
Cost of revenues.............$  5,051,374  $    585,684  $  10,341,002  $   15,978,060   $           -   $  15,978,060
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Gross profit (loss)..........$  2,255,853  $   (557,966) $   1,974,671  $    3,672,558   $           -   $   3,672,558
Selling, general &
administrative...............$    332,768  $          -  $     815,795  $    1,148,563   $    1,224,407  $   2,372,970
Depreciation & amortization..$    299,276  $     82,275  $     320,383  $      701,934   $      754,731  $   1,456,665
Loss on write-down of assets.$          -  $          -  $   6,918,309  $    6,918,309   $            -  $   6,918,309
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Operating income (loss)......$  1,623,809  $   (620,241) $  (6,079,816) $   (5,096,248)  $   (1,979,138) $  (7,075,386)
Interest expense, net........$      1,834  $          -  $   1,757,811  $    1,759,645   $      130,735) $   1,890,380
Loss on disposition of
property plant & equipment...$     22,064  $          -  $     281,910  $      303,974   $            -  $     303,974
Other income.................$          -  $          -  $           -  $            -   $     (292,956) $    (292,956)
                            -------------- ------------- -------------- --------------- ---------------- ---------------
Net income (loss)............$  1,599,911  $   (640,241) $  (8,119,537) $   (7,159,867)  $   (1,816,917) $  (8,976,784)
                            ============== ============= ============== =============== ================ ===============

Quarter Ended September 30, 1999 versus Quarter Ended September 30, 2000

     Net Revenues. Revenues were approximately $6,393,000 for the quarter ended September 30, 2000 compared to $7,792,000 for the quarter ended September 30, 1999 a decrease of $1,399,000, or 18.0%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $2,347,000 for the quarter ended September 30, 2000 compared to $2,508,000 for the quarter ended September 30, 1999, a decrease of $161,000, or 6.4%. This decrease was primarily attributable to a decrease in limited engagements and corporate events.

     Production Services revenues were approximately $4,000 for the quarter ended September 30, 2000 compared to $47,000 for the quarter ended September 30, 1999. The decrease was attributable to a decrease in equipment rentals.

     Theaters revenues were approximately $4,042,000 for the quarter ended September 30, 2000 compared to $5,237,000 for the quarter ended September 30, 1999, a decrease of $1,195,000, or 22.8%. This decrease was primarily attributable to the discontinuation of our dinner theaters in Orlando, Florida.

     Costs of Revenues. Total costs of revenues were $5,086,000 for the quarter ended September 30, 2000 compared to $5,638,000 for the quarter ended September 30, 1999, a decrease of $552,000, or 9.8%. Costs of revenues increased to 79.6% of net revenues for the quarter ended September 30, 2000, as compared to 72.3% for the quarter ended September 30, 1999. This increase in cost of revenue, as a percentage of revenue was primarily attributable to a change in the mix of our revenues.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $1,040,000 for the quarter ended September 30, 2000 as compared to $1,023,000 for the quarter ended September 30, 1999, an increase of $17,000, or 1.7%. This is primarily attributable to an increase in legal expenses. Selling, general and administrative costs increased to 16.3% of net revenues for the quarter ended June 30, 2000, as compared to 13.1% for the quarter ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2000 decreased by $52,000, or 1.7%, as compared to the quarter ended September 30, 1999. The decrease was primarily due to the write down of assets held for sale and subject to foreclosure.

     Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     Operating Income (Loss). Our operating loss was approximately $44,000 for the quarter ended September 30, 2000 compared to an operating income of $744,000 for the quarter ended September 30, 1999.

     Interest Expense, Net. Interest expense for the quarter ended September 30, 2000 decreased by $679,000, or 95.4% as compared to the quarter ended September 30, 1999. The decrease was primarily due due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     Other Income. Other income for the quarter ended September 30, 2000 decreased by $76,000, or 20.6% as compared to the quarter ended September 30, 1999. The decrease was primarily attributable to the implementation of the accounts payable rescheduling measure of our restructuring plan.

     Loss on Disposition of Property Plant and Equipment. Loss on disposal for the three months ended September 30, 1999 increased by $237,000, as compared to the three months ended September 30, 1999. The increase was primarily attributable to the sale of the Legends in Concert Theater in Surfside Beach, South Carolina.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the quarter ended September 30, 2000. At September 30, 1999 and 2000, we had federal net operating loss carryforwards of approximately $3,958,000 and $17,745,000, respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 2000

     Net Revenues. Revenues were approximately $19,651,000 for the nine months ended September 30, 2000 compared to $21,468,000 for the nine months ended September 30, 1999 a decrease of $1,817,00, or 8.5%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

     Casinos revenues were approximately $7,307,000 for the nine months ended September 30, 2000 compared to $7,356,000 for the nine months ended September 30, 1999, a decrease of $49,000, or .07%. This decrease was primarily attributable to decrease in revenue generated by the Legends shows at the Imperial Palace in Las Vegas, and Limited Engagements and corporate events. These increases were partially offset by the addition of the new Legends show on Premier Cruise Lines and at the Legends show at the Imperial Palace and Casino, in Biloxi, Mississippi.

     Production Services revenues were approximately $28,000 for the nine months ended September 30, 2000 compared to $93,000 for the nine months ended September 30, 1999. The decrease was attributable to a decrease in equipment rentals.

     Theaters revenues were approximately $12,316,000 for the nine months ended September 30, 2000 compared to $14,019,000 for the nine months ended September 30, 1999, a decrease of $1,703,000, or 12.1%. This decrease was primarily attributable to the discontinuation of our theaters in Orlando, Florida.

     Costs of Revenues. Total costs of revenues were $15,978,000 for the nine months ended September 30, 2000 compared to $16,467,000 for the nine months ended September 30, 1999, a decrease of $489,000, or 3.0%. Costs of revenues increased to 81.3% of net revenues for the nine months ended September 30, 2000, as compared to 76.7% for the nine months ended September 30, 1999. This increase in cost of revenue, as a percentage of revenue was primarily attributable to a change in the mix of our revenues.

     Selling, General and Administrative. Selling, general and administrative costs were approximately $2,372,000 for the nine months ended September 30, 2000 as compared to $3,106,000 for the nine months ended September 30, 1999, a decrease of $734,000, or 23.6%. Selling, general and administrative costs decreased to 12.1% of net revenues for the nine months ended September 30, 2000, as compared to 14.5% for the nine months ended September 30, 1999. This is primarily attributable to our reduction of overhead associated with the discontinuation of our " roll-out" strategy.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2000 increased by $547,000, or 60.2%, as compared to the nine months ended September 30, 1999. The increase was primarily due to the write-off of direct acquisition costs.

     Restructuring Charges. Restructuring charges represent expenses related to the closing of the Legends show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

     Operating Income (Loss). Our operating loss was approximately $7,075,000 for the nine months ended September 30, 2000, compared to an operating income of $641,000 for the nine months ended September 30, 1999, an increase of $6,434,000.

     Interest Expense, Net. Interest expense for the nine months ended September 30, 2000 decreased by $251,000, or 11.7% as compared to the nine months ended September 30, 1999. The decrease was primarily due to interest accrued on the Imperial Credit debt, together with penalties and default interest rates.

     Other Income. Other income for the nine months ended September 30, 2000 decreased by $76,000, or 20.6% as compared to the nine months ended September 30, 1999. The decrease was primarily attributable to the implementation of the accounts payable rescheduling measure of our restructuring plan.

     Loss on Disposition of Property Plant and equipments. Loss on disposal for the nine months ended September 30, 200 increased by $243,000, as compared to the nine months ended September 30, 1999. The increase was primarily attributable to the sale of the Legends in Concert Theater in Surfside Beach, South Carolina.

     Income Taxes. On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada. There are no state or local income taxes in Nevada. We have not accrued any federal income tax for the nine months ended September 30, 2000. At September 30, 1999 and 2000, we had federal net operating loss carryforwards of approximately $3,958,000 and $17,745,000 respectively. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Seasonality and Quarterly Results

     On Stage's business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

     The following table sets forth On Stage's net revenue for each of the last seven quarters ended September 30, 2000:

                                       Net Revenues ($ in thousands)

                                 March 31,             June 30,           September 30,       December 31,
                                 ---------             --------           -------------       ------------
Fiscal 1999.....................$ 6,272              $  7,403              $   7,793            $ 7,819
Fiscal 2000.....................$ 6,106              $  7,151              $   6,393

Liquidity and Capital Resources

General

     On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. On Stage anticipates, based on our proposed plans and assumptions relating to our operations (including assumptions regarding the anticipated timetable of our new show openings and the costs associated therewith), that On Stage current cash, cash equivalent balances, anticipated revenue from operation and our working capital line will not be sufficient to fund our ongoing operations and contemplated capital requirements over the next 12 months.

Going Concern

     On Stage has suffered recurring operating losses, has a working capital deficit of $17,048,000, and has defaulted on our long-term debt. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties. The report of our independent certified public accountant for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

     Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, On Stage has lowered selling, general and administrative costs as a percentage of revenues from 14.5% for the nine months ended September 30, 1999, 12.1% for the nine months ended September 30, 2000 and continues to downsize and restructure our selling, general and administrative costs.

Cash Flow

     For the nine months ended September 30, 1999, On Stage had net cash provided by operations of approximately $363,000. As of September 30, 1999, On Stage had approximately $612,000 in cash and cash equivalents. The cash provided by operations was primarily attributable to an increase in accrued payroll and other liabilities. For the nine months ended September 30, 2000, On Stage had net cash provided by operations of approximately $1,158,000. As of September 30, 2000, On Stage had approximately $817,000 in cash and cash equivalents. The cash provided by operations was primarily attributable to the write-down of assets and write-off of debt financing costs.

     The net cash used in investing activities for the nine months ended September 30, 1999 of $165,000 was primarily attributable to capital expenditures. The net cash provided from investing activities for the nine months ended September 30, 2000 of $1,742,000, was primarily attributable to proceeds from the sale of assets.

     Net cash used by financing activities for the nine months ended September 30, 1999 of $507,000, was attributable to repayment of long-term borrowing and repayment under working capital lines, partially offset by the issuance of common stock and notes payable to officer. Net cash used in financing activities for the nine months ended September 30, 2000 of $2,459,000, was primarily attributable to the repayment of line of credit and long-term debt.

                           PART II. OTHER INFORMATION

Item 1.  Exhibits & Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

               Form 8-K dated September 12, 2000 and filed with the Securities and Exchange Commission on September 15, 2000 (Commission File No:
          000-29402) with respect to a press release announcing the sale of its Legends in Concert Theater in Surfside Beach, South Carolina.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ON STAGE ENTERTAINMENT, INC.



Date: November 19, 2000                By: /s/ Timothy J. Parrott
                                           ------------------------------
                                           Timothy J. Parrott
                                           President and Chief Executive Officer

Date: November 19, 2000                By: /s/ Pedro Perez
                                          -------------------------------
                                          Pedro Perez
                                          Treasurer and Chief Accounting Officer