Form 10KSB
period 2000-12-31
ON STAGE ENTERTAINMENT INC
filed 2001-04-18
CIK 1035514

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the most recent fiscal year ended December 31, 2000 were $24,137,441.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on April 06, 2001 was $1,282,238.

     The number of shares of the registrant's common stock outstanding as of April 06, 2001 was 11,307,930.

     Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Part II hereof incorporates information by reference from portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.


                                TABLE OF CONTENTS
                                                                                                        Page No.
                                                                                                       --------
PART I..................................................................................................  1
Item 1.  Description of Business........................................................................  2
Item 2.  Description of Property........................................................................  10
Item 3.  Legal Proceedings..............................................................................  10
Item 4.  Submission of Matters to a Vote of Security Holders............................................  11

PART II.................................................................................................  12

Item 5.  Market for Common Equity and Related Stockholder Matters.......................................  12
Item 6.  Management's Discussion and Analysis or Plan of Operation......................................  12
Item 7.  Financial Statements...........................................................................  21
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................................................  21

PART III................................................................................................  21

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons, Compliance with Section
          16(a) of the Exchange Act.....................................................................  21
Item 10. Executive Compensation.........................................................................  23
Item 11. Security Ownership of Certain Beneficial
          Owners and Management.........................................................................  25
Item 12. Certain Relationships and Related Transactions.................................................  26
Item 13. Exhibits, and Reports on Form 8-K..............................................................  26

                                     PART I

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for the Company's the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this Report, where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent us from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements--include, the information provided under the heading "Description of Business-Risk Factors" in Item 1, as well as the following:

o On Stage's dependence on our flagship Legends in Concert production and our principal production venues;
o The ability to successfully produce and market new productions and to manage the growth associated with the
o    new productions;
o Risks associated with our expansion strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;
o The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish our services;
o Fluctuations in quarterly operating results and the highly seasonal nature of our business;
o The ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of such celebrities or their estates, as well as our ability to protect our intellectual property rights;
o The ability to successfully manage the litigation pending against us and to avoid future litigation; and
o The results of operations which depend on numerous factors including, the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy. See "Description of Business-Risk Factors."

ITEM 1.  Description of Business

General

     We produce and market live theatrical productions and operate live theaters and dinner theaters worldwide. We market our productions directly to audiences at theaters in resort and urban tourist locations. During 2000, we performed full-time shows in the following locations:

---------------------- ------------------------ ---------------- --------------
                                                                  Leased/
 Tourist Market           Production             Location         Discontinued
                                                                  Contracted
--------------------- ------------------------  --------------- ---------------
Atlatic City,
 New Jersey           Legends in Concert        Bally's Park       Contracted
                                                Place

-------------------- ------------------------- ----------------  --------------

Biloxi, Mississippi   Legends in Concert        Imperial Palace    Contracted

-------------------- ------------------------- ----------------  --------------
Branson, Missouri     Legends in Concert        Legends Theater    Leased
--------------------- ------------------------  ----------------  --------------

Buena Park (Anaheim), Wild Bill's Dinner        Wild Bill's
California            Extravanganza             Dinner Theater     Leased
--------------------- ------------------------ -----------------  --------------
Las Vegas, Nevada     Legends in Concert        Imperial Palace    Contracted
--------------------- ------------------------ -----------------  --------------
North Myrtle Beach,
 South Carolina       Sub-Leased                Sub-Leased         Leased
--------------------- ------------------------ -----------------  --------------
Orlando, Florida      King Henry's Feast        King Henry's
                                                Dinner Theater     Discontinued

                      Wild Bill's Dinner        Wild Bill's
                      Extravaganza              Dinner Theater     Discontinued

                      Fort Liberty Shopping     Fort Liberty
                      Malls                     Retail             Discontinued

                      Blazing Pianos            Blazing Pianos     Discontinued
                                                Bar
--------------------- ------------------------ ------------------- -------------
Surfside Beach,
South Carolina          Legends in Concert      Legends Theater    Leased
--------------------- ------------------------ ------------------ --------------

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

     For the years ended December 31, 1999 and 2000, approximately 60% and 51%, respectively, of On Stage's net revenue was generated from theaters and dinner theaters that we operate in resort and urban tourist markets; approximately 27% and 26%, respectively, of our net revenue was generated from live productions performed in gaming markets, predominantly Las Vegas and Atlantic City; and approximately 6% and 16%, respectively, of our net revenue was generated from sales to commercial clients other than casinos. The remaining 7% of our net revenue for each respective year was generated from merchandise and souvenir photography sales. On Stage was incorporated on October 30, 1985 under the laws of the state of Nevada as Legends in Concert, Inc. Subsequently, on August 7, 1996, On Stage changed its name to On Stage Entertainment, Inc. Our principal executive offices are located at 4625 West Nevso Drive, Las Vegas, Nevada 89103, and our telephone number is (702) 253-1333.

Developments During 2000

     On May 1, 2000, we entered into a partial settlement with our first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty, King Henry's Feast and Legends in Concert Surfside Beach theaters in exchange for an aggregate credit of $9.0 million for its Fort Liberty ($3.0 million), King Henry's Feast ($4.0 million) and Legends in Concert Surfside Beach ($2.0 million) theaters. Additionally, we agreed to operate the King Henry's and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed to the public On September 15, 2000, On Stage Entertainment subsidiary, On Stage Theaters Surfside Beach, Inc. sold its Legends in Concert Theater in Surfside Beach, South Carolina to LIC Theatres, LLC for $2.0 million. We have subsequently resolved the remaining issues with ICCMIC on October 12, 2000, as discussed below.

     On August 21, 2000, On Stage negotiated the live production licensing rights to "Ripley's Believe it or Not" for the United States and Canada, excluding New York, for an initial fee of $250,000 and 15% of gross revenue from each production. Pursuant to the express terms of the licensing agreement, On Stage must open two full-scale Ripley's Live productions within the next two years. On Stage has entered into a lease agreement with the Osmond Family Theater to open the first Ripley's live productions in Branson Missouri on May 24, 2001.

     On September 15, 2000, our wholly-owned subsidiary, On Stage Theaters Surfside Beach, Inc. sold its Legends in Concert theater in Surfside Beach, South Carolina to LIC Theatres, LLC for $2.0 million. In connection with the sale of the Theater, we entered into a ten (10) year lease agreement with LIC Theatres, LLC, to ensure that the performances of its Legends in Concert production at the theater, which is one of our largest revenue sources, will continue for many years to come. The proceeds from the sale of the theater were paid to ICCMIC in accordance with the terms of the partial settlement agreement with ICCMIC discussed above.

     On October 12, 2000, we successfully restructured our debt with both ICCMIC, and First Security Bank. Under the terms of the settlement agreed to convert our outstanding loan and accrued interest of approximately $8.2 million in exchange for 4,061,122 shares of common stock. As part of the restructuring, Timothy J. Parrott, our new President & CEO, purchased 2,630,000 shares of common stock from ICCMIC for $1.0 million. Additionally, On Stage restructured its only remaining debt of approximately $1.2 million with First Security Bank. Under the terms of the agreement with First Security Bank, we have agreed to pay First Security Bank $50,000 per month in exchange for their agreement to extend their loan for the period of 24 months from September 1, 2000. The loan accrues interest annually at the rate of Prime plus 2%. On Stage recorded a net gain on debt restructuring of $141,122.

     Also joining Mr. Parrott at On Stage is Jeffrey Victor, as Executive Vice President. Most recently Mr. Victor served as Vice President and General Manager of "Star Trek: The Experience" at the Las Vegas Hilton Hotel. Previously, Mr. Victor worked directly for Parrott as Vice President of Entertainment for all of the Boomtown casinos.

     On November 21, 2000, we entered into a letter of intent with Bounce Back Technologies.com, Inc. to purchase their award winning production "Country Tonite." Under the terms of the letter of intent, we agreed to purchase to purchase all the Country Tonite assets for an aggregate purchase price of $3.8 million. On January 29, 2001 On Stage entered into an agreement with BounceBack Technologies.com, Inc. to purchase all of the rights to the live production show entitled Country Tonite. Country Tonite is an award-winning theatrical production, which has been presented in Las Vegas, Nevada, Branson, Missouri and Pigeon Forge, Tennessee. On January 29, 2001, On Stage completed the acquisition for a purchase price of $3,800,000. The terms of the agreement call for an initial payments of; $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001 and $500,000 on March 15, 2001, the balance of $2,800,000 plus interest due on July 31, 2001. The show opened under On Stage's management and control on about March 7, 2001. The Company also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee. However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition.

     During late 2000 and early 2001, On Stage raised an aggregate of $1,350,000 from accredited private investors to assist the Company with meetings its capital requirements, paying for expenses associated with its restructuring and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley's. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79.

SHOW OFFERINGS

     Since our inception, On Stage has developed, produced or acquired many different productions. These productions include Legends, other tribute shows, a variety of musical reviews, magic shows, ice-skating productions and specialty shows and most recently, Country Tonite. The principal productions currently produced by On Stage are as follows:

Legends in Concert

     Our flagship Legends in Concert production is a live theatrical tribute show featuring impersonators who recreate past and present music and motion picture superstars. Legends is the longest running independently produced production in Las Vegas and Atlantic City. Based on our access to approximately 75 different Legends tribute acts, we can tailor each tribute show to suit the unique demographics of any audience and the size of any venue, and we have been able to attract significant repeat business by varying regularly the composition of the acts in our shows. In 2000, full-time resident Legends productions were performed in Atlantic City, New Jersey; Biloxi, Mississippi; Branson, Missouri; Las Vegas, Nevada and Myrtle Beach, South Carolina.

Wild Bill's Dinner Extravangaza

     Wild Bill's Dinner Extravaganza is a two-hour dinner show that features the best of the Wild West. The show includes Indian tribal dances, gun fighting, and show girls. The show runs every day throughout the year at the Wild Bill's Dinner Theater in Buena Park, California

Intellectual Property
On Stage have filed/obtained the following intellectual property marks:

Name:                                                Class (es)            Status          Country
-------------------                         -------------------        -----------      -----------------
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

Employees

     As of April 9, 2001, On Stage employed approximately 402 employees (217 full-time and 185 part-time), including 123 entertainers, 11 theater operations personnel, 58 production personnel, 92 food & beverage personnel, 22 administrative personnel, 26 marketing personnel, 67 box office/concession personnel and its 3 executive officers. None of our current employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

RISK FACTORS

     Increased Operating Expenses. Increased operating expenses in connection with our recent acquisition of Country Tonite our proposed expansion plans, delays in the introduction of new productions and factors adversely affecting our current productions, could have a material adverse effect on our future operating results. There can be no assurance that we will generate significant net income in the future or that our future operations will be profitable.

     Dependence on Legends. To date, our revenue has been limited largely to the production of Legends. Our future success will depend, to a significant extent, on our ability to successfully produce and market Legends shows in other venues. To the extent we are unsuccessful in expanding the production of Legends, or to the extent the Legends production concept ceases to be successful or profitable, there will be a material adverse effect on us.

     Reliance on Principal Production Venues. On Stage anticipates that we will continue to rely upon our four current largest revenue producing show sites, including our resident Legends productions in Las Vegas, Nevada, Branson, Missouri and Myrtle Beach, South Carolina, as well as our Wild Bill's Dinner Theater in Buena Park, California, for the substantial majority of our revenue. The loss of all or a substantial portion of the business generated at those venues or the termination or impairment of contractual relationships that make some of these venues available to us would have a material adverse effect on us.

     Risks Associated with Proposed Acquisition Strategy. If we are able to pursue our expansion plans, we intend to pursue strategic acquisitions of, or joint ventures with, independent production companies, and to market our brand name products to the established customer bases of any acquired companies, in order to increase revenues and market share. In addition, we intend to acquire additional established, brand-name shows, which we believe have the potential to be successful in new markets. We have planned to enter into these types of arrangements on a shared revenue and/or profit basis and to make these acquisitions through limited equity distributions rather than through cash payments or investments. In addition, if our stock price is too low, we may not be able or willing to use our common stock for acquisitions. There may, in the future, be attractive acquisition candidates for which cash funding is our only choice, in which case, any acquisitions will likely be contingent upon us acquiring additional financing. There can be no assurance that we will be able to acquire financing or, even with additional financing, that we will be able to acquire acceptable production companies or shows, nor can there be any assurance that we will be able to enter into beneficial joint ventures on commercially reasonable terms or in a timely manner. Furthermore, we can provide no assurance that any acquired customer bases will be receptive to our productions or that we will be able to successfully develop any acquired shows. To the extent we effect an acquisition or joint venture, there can be no assurance that we will be able to successfully integrate any business or productions which we may acquire into our operations. Any inability to do so, particularly in instances, in which we make significant capital investments, could have a material adverse effect on us. In addition, there can be no assurance that any acquired business will increase our revenue and/or market share or otherwise improve our financial condition.

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

     Availability of Talent and Lack of Long-Term Contracts. Our future success will depend largely upon our ability to attract and retain personnel sufficiently trained in performing arts and theatrical production, including singers, dancers, musicians, choreographers and technical personnel. We maintain rigorous standards with respect to the abilities and level of experience of these personnel in order to ensure consistency, quality and professionalism in our productions. This may make it more difficult for us to obtain qualified personnel. Moreover, that difficulty is compounded by the fact that Legends, our flagship production, features impersonators of past and present superstar vocalists. Because these headline performers must look, sound and act like specific celebrities, the pool of performers from which we can choose is significantly reduced. In addition, while our musicians, singers, dancers and production personnel are generally employees, our headline acts are independent contractors who enter into new contracts with us for each new show or venue in which they perform. We do not maintain any long-term contracts with our performers. We will need to hire additional performers and production technicians as we continue to open new productions, as well as to supplement personnel in our existing productions. Our inability to attract and retain needed personnel, for either new or existing productions, could have a material adverse effect on us.

     Fluctuations in Quarterly Operating Results; High Seasonality. We have experienced, and expect to continue to experience, fluctuations in quarterly results of operations. The live theatrical production business is highly seasonal. We expect these seasonal trends to continue. Additionally, we typically spend significant resources on new resident theatrical productions up to six months in advance of show openings, and believe that, as we emphasize pre-opening market research and development as part of our expansion plans, both the amount of pre-opening expenditures and the lag between the time in which we incur those expenditures and the receipt of post-opening revenue will increase. Accordingly, our operating results may also vary significantly from quarter to quarter or year to year due to the opening and timing of new shows and the fluctuations associated with the pre-opening and start-up phases of new productions in new and varying venues. Consequently, revenue as well as profit and loss may vary significantly from quarter to quarter and the results in any one period may not necessarily be indicative of results in subsequent periods.

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

Government Regulation

     Providing entertainment to the casino gaming industry may subject On Stage to various licensing regulations. We are regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission pursuant to the New Jersey Casino Control Act. Our current casino service industry license from the New Jersey Casino Control Commission was issued on July 10, 2000 and is valid through September 30, 2003. In connection with the license application, the New Jersey Division of Gaming Enforcement conducted an investigation of On Stage to determine our suitability for licensure. Management believes that we are not required to obtain a license to provide our services to casinos in Nevada, Mississippi or in any other jurisdictions in which we operate, other than New Jersey. The Nevada and Mississippi Gaming Control Boards and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit. Additionally, many of the casinos mandate that a production company is properly licensed in accordance with the local gaming laws before it will contract for their services.

     In addition, On Stage leases or owns certain of the theaters for our new brand-name resident productions, thereby absorbing all costs and risks associated with producing the show in order to retain 100% of the show's profits. Producing shows under this "four-wall" arrangement may require us to obtain and maintain certain local licenses and permits as we were required to obtain for the opening of our Myrtle Beach and Branson show, both of which are "four-wall" productions. These licenses and permits could include, amusement licenses, music licenses (i.e., BMI or ASCAP), business licenses, liquor licenses, retail sales tax licenses, food and beverage licenses and a health inspection rating (if dairy products and/or hot food, other than popcorn, is to be sold). Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder our expansion plans. In addition, the suspension of, or inability to renew, a license needed to operate any of our currently running productions would adversely affect our operations.

     Dependence on Key Personnel. On Stage's future success will depend largely on the efforts and abilities of our existing senior management, particularly Mr. John W. Stuart, On Stage's Chairman and Founder and Timothy J. Parrott, On Stage's President and Chief Executive Officer. The loss of the services of such officers, or other members of On Stage's management team could have a material adverse effect on us. Although we currently maintain a key-man life insurance policy on the life of Mr. Stuart in the amount of $2,500,000, those proceeds may not be sufficient to compensate us for the loss of his services. In particular, Mr. Stuart's death would result in the loss of his creative contribution to On Stage and would give the owner of the Imperial Palace the right to terminate its contract with us relating to our resident Legends production in Las Vegas, one of our largest revenue producing venues. Mr. Stuart and Mr. Parrott are employed by On Stage pursuant to employment agreements. These officers have employment agreements, which are valid through October 12, 2003 and contain non-competition clauses thereafter for a period of three years. There can be no assurance that these non-competition clauses will be enforceable or that On Stage will be in a position to pay the contractual amount required to effectuate their non-competition agreements. Finally, there can be no assurance that On Stage will be able to renew Mr. Stuart's employment contracts and/or attract and retain the additional qualified senior management personnel necessary to manage our planned growth.

     Risk of Employment Tax Liability. Consistent with industry standards, On Stage has, since inception, treated, and expects to continue to treat, the headline acts of productions as independent contractors rather than as employees. In making the determination that we are qualified to characterize the headline acts as independent contractors, On Stage, in addition to following industry precedent, made an independent review of, and analyzed, the applicable guidelines issued by the Internal Revenue Service. There can be no assurance, however, that we are qualified to treat the headline acts as independent contractors. If we have improperly classified the headline acts as independent contractors, then we would be liable for the payment of employment taxes for those periods in which the headline acts were incorrectly characterized as independent contractors. If imposed, that employment tax liability would have a material adverse effect on us.

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

     Possible Adverse Effects of Authorization of Preferred Stock. On Stage's Articles of Incorporation authorize the board of directors to issue up to 10,000,000 shares of "blank check" preferred stock, with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors will be empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for a third party to gain control of On Stage, prevent or substantially delay a change in control, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. We recently entered into a financing agreement with McCown De Leeuw and Co., Inc. pursuant to we issued convertible securities that may be converted into shares of our common stock.

     Risks Relating to Penny Stocks. On Stage's preferred stock is subject to the requirements of certain rules, promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Generally, "penny stock" is any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to limited exceptions. Those rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors--generally institutions. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of stockholders to sell the common stock in the market.

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

     Prior Losses. For the years ended December 31, 1999 and December 31, 2000, we had net losses of $2,090,339 and $4,701,666, respectively. There can be no assurance that we will generate net income in the future or that our future operations will be profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Transactions" and the financial statements contained elsewhere in this Annual Report on Form 10-KSB.

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

     Risks Relating to Proposed Expansion Plans; Possible Inability to Achieve or Manage Growth. On Stage's continued growth depends, to a significant degree, on our ability to produce and market new theatrical productions on a profitable basis. Our expansion plans include increasing both the number of productions in operation at any given time and the rate at which such productions open. This expansion strategy contemplates the opening of additional resident productions, which if successful, will place significant pressures on our personnel, as that growth will require development and operation of a significantly larger business over a broader geographical area. The success of our expansion strategy will depend upon a number of factors, including, among others:

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

     Our prospects and future growth will also be largely dependent upon the ability of our productions to achieve significant market share in targeted tourist and gaming markets and our ability to develop and/or acquire and commercialize additional productions. There can be no assurance that we will be able to achieve our expansion goals or that, if we are able to expand our operations, we will be able to effectively manage our growth, anticipate and satisfy all of the changing demands and requirements that this growth will impose upon us or achieve greater operating income or profitability. Moreover, in light of:

     (1) the significant up-front capital expenditures and pre-opening costs--estimated to be approximately $500,000 to $1,000,000 in the case of a leased theater--associated with the establishment of a new resident production,

     (2) the length of time required to prepare for the opening of a new resident production (typically three to six months), and

     (3) the significant time required before a new resident production can achieve the market acceptance and name recognition required for local ticket wholesalers and tour specialists to promote it,

the discontinuation of any new production--whether due to inadequate advance marketing, inadequate performances, poor site selection or otherwise--would have a material adverse effect on us. For instance, during 1998, we discontinued our resident production of Legends in Toronto, Canada, as a result of less than optimal ticket sales in the start-up phase of the show, which caused an aggregate estimated loss to us during 1999 of $443,096.

     Control by Principal Stockholders. John W. Stuart, On Stage's Chairman and Founder, and Timothy J. Parrott, On Stage's President and Chief Executive Officer beneficially own approximately 31.4% and 29.9% respectively of the outstanding common stock. Accordingly, Messrs. Stuart and Parrott are able to control On Stage and direct our affairs, including the election of directors, and cause an increase in our authorized capital or the dissolution, merger or sale of On Stage or substantially all of our assets.

     Our Facilities. On Stage's corporate headquarters consist of approximately 16,000 square feet of nondescript office and warehouse space located in a commercial strip mall in Las Vegas, Nevada. This lease is currently set to expire on August 31, 2002.

ITEM 2.  Description of Property

     The table provided below lists certain information regarding our facilities that we used during 2000.

--------------------- ------------ ------------- -----------  ----------------
                        Square      Type of         Lease        Principal
    Location           Footage     Possession     Expiration      Function
--------------------- ------------ ------------- -----------  ----------------
Atlantic City, NJ      2,000        Lease         12/00       Office
Atlantic City, NJ (1)  N/A          Lease         06/00        Residential
Branson, MO       (2) 27,500        Lease         12/03        Theater/Office
Buena Park, CA    (3) 27,599        Lease         06/10        Theater
Las Vegas, NV         16,000        Lease         08/02        Office
Las Vegas, NV     (4)  4,668        Lease         05/01        Warehouse
N.Myrtle Beach, SC(5) 15,000        Lease         12/04        Theater/Office
Myrtle Beach, SC  (6) 16,171        Lease         12/10        Theater/Office
--------------------- -------------- ------------ ---------- -----------------
(1) Consists of seven condominium units for use by our performers when they are performing in our Legends show at Bally's Park Place in Atlantic City, New Jersey. We lease these units from John W. Stuart, our Chairman and Founder, and his wife, at a rate equivalent to the fair market value.
(2)  On Stage Entertainment, Inc. leases this property from TCK, L.P.
(3) On Stage's wholly-owned subsidiary, On Stage Theaters, Inc., subleases this property from Wild Bill's California, Inc., a wholly-owned subsidiary of On Stage Theaters. Wild Bill's California, Inc. leases the property from an unrelated third party.
(4) This lease may be terminated at any time after August 31, 1999 by providing written notice of that intention.
(5)  On Stage is currently attempting to sub-lease this theater.
(6)  On Stage  Theaters  Surfside  Beach,  Inc.  leases this  property  from LIC
     Theaters.

     We believe that our existing facilities are suitable and adequate for our current operations and are adequately insured.

ITEM 3.  Legal Proceedings

     In May 1997, First Security Bank of Nevada issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. Our chairman John W. Stuart has personally guaranteed the line of credit.

     On March 28, 1998, First Security agreed to increase the line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, we had drawn $1,000,000 on the line of credit. As of March 31, 1999, we had failed to pay off any part of the line of credit and, were in default under its terms. On April 29, 1999, we received a notice of default under the line of credit from First Security Bank. The Company subsequently restructured the line of credit with First Security Bank on October 12, as discussed below.

     On September 29, 1997, First Security Leasing Company ("First Security Leasing"), a Utah corporation, approved the $1,000,000 lease line for On Stage. Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April, 1998, April 1998 and May, 1998, respectively, and terminating on October, 2001, September, 2001 and November, 2001. We also received a notice of default under this line on April 29, 1999. We subsequently restructured the lease line with First Security on October 12, as discussed below.

     From March 13,  1998 to  October  7, 1998,  we  borrowed  an  aggregate  of
$14,150,000 from Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). While we made our January, February and March 1999 payments under this loan after the due date for those payments, no other payments were made. As a result of these delinquencies, we incurred late charges and default interest, which we did not pay.

     On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness due as of that date. On November 12, 1999, ICCMIC filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we breached the guaranty. On December 10, 1999, we agreed to allow them to obtain a judgment against us for the amount of the guaranty, in return for forbearance on the collection of this judgment until March 31, 2000. ICCMIC extended the date for collection on this judgment until June 1, 2000.

     On May 1, 2000, we entered into a partial settlement with ICCMIC, pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty and King Henry's Feast theaters in exchange for: (1) an aggregate credit of $9.0 million for its Fort Liberty ($3.0 million), King Henry's Feast ($4.0 million) and Legends in Concert Surfside Beach ($2.0 million) theaters; and (2) a thirty (30) day extension of time during which ICCMIC agreed: (i) to forego collection on its deficiency judgment in Nevada; and (ii) to extend the foreclosure date on the Legends in Concert Surfside Beach theater. Additionally, we orally agreed with ICCMIC to temporarily operate the King Henry's and Fort Liberty Theaters for an indefinite period of time and engaged in active negotiations with ICCMIC to resolve the issue of the deficiency judgment. The Company subsequently restructure the loan with ICCMIC on October 12, as discussed below.

     On October 12, 2000, On Stage restructured our loans with Imperial Credit Commercial Mortgage Investment Corp, and First Security Bank. Under the terms of this restructuring, Imperial Credit Commercial Mortgage Investment Corp. agreed to covert its outstanding loan and accrued interest to the Company of approximately $8.2 million into 4,061,122 shares of common stock, or $2.46 per share. As part of the transaction, Timothy J. Parrott, our President & CEO, purchased 2,630,000 shares of our common stock from ICCMIC for $1.0 million. In connection with this transaction, we restructured our only remaining debt of approximately $1.2 million with First Security Bank. Under the terms of the agreement with First Security Bank, which became effective August 1, 2000, On Stage is has agreed to pay $50,000 per month. The loan accrues interest at the annual rate of Prime plus 2%.

     On August 2, 1999, Hemisphere Tour & Travel, Inc., n/k/a HT&T, Inc., Richard Winokur, Media Corp. of America and Stephen Zadrick filed a complaint against On Stage and Gedco USA, Inc. in the and for the Ninth Judicial Circuit Court in and for Orange County, Florida. The complaint alleges that representatives from On Stage and Gedco breached an oral contract with plaintiffs to pay them a commission in connection with the Gedco asset acquisition. More specifically, the plaintiffs allege that had it not been for their introduction of Gedco and On Stage, the parties would never have consummated the Gedco asset acquisition. On February 13, 2001, On Stage entered into a settlement agreement for $309,607 with the Plaintiffs, which effectively resolved all of their differences.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

     The following matters were submitted to a vote of Security Holder's at On Stage's 1999 Annual Meeting of the Stockholders: (1) to re-elect John W. Stuart and Matthew Gohd as directors and (2) BDO Seidman, LLP as On Stage's independent public accountants for the fiscal year ending December 31, 2000.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

     The common stock trades on the Over the Counter Bulletin Board under the symbol "ONST.OB" The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the OTCBB, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


           Period                                               High                   Low
           ------                                      -------------------    ------------------
           Fiscal 2000:
               First Quarter......................             .94                      .28
               Second Quarter.....................             .63                      .22
               Third Quarter......................             .44                      .19
               Fourth Quarter.....................             .88                      .25

           Fiscal 1999:
               First Quarter......................             1.69                     .88
               Second Quarter.....................             1.59                     .63
               Third Quarter......................             .88                      .31
               Fourth Quarter....................              .44                      .09

     As of April 8, 2001 there were approximately 700 holders of record on our common stock and the closing sale price of the common stock as reported over the counter was $0.875.

     We have never declared or paid any cash dividends on its capital stock. We currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries: Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry's Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation and On Stage Theaters Surfside Beach, Inc., a Nevada corporation.

     On Stage derives net revenues from five business units segments categorized by three reportable segments:

o Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee. In addition, this Casinos segment also operates our Legends show at the Imperial Palace in Las Vegas, Nevada and at Bally's Park Place in Atlantic City, New Jersey.

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

     The most important factors that could prevent On Stage from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2000, as well as the following:

o The dependence on our flagship Legends in Concert production and our principal production venues;
o The ability to successfully produce and market new productions and to manage the growth associated with any new productions;
o Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;
o The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish our services;
o Fluctuations in quarterly operating results and the highly seasonal nature of our business;
o The ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates, as well as our ability to protect our intellectual property rights;
o The ability to successfully manage the litigation pending against us and to avoid future litigation; and
o The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

     The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies. On Stage's management evaluates the performance of its operating segments based upon the profit and loss from operations.

     On Stage's reportable segments are strategic business units because each unit services a different market or performs a specialized function in support of a given market.

Results of Operations

     The following table sets forth the various components our net revenue as a percentage of the total net revenue for the periods indicated:

                                                   Years Ended December 31,
                                                   1999              2000
                                                  --------         --------
Net revenue.....................................   100.0%            100.0%
Costs of Revenues...............................    77.7              85.3
                                                  --------         --------
Gross profit....................................    22.3              14.7
Selling, general and administrative.............    15.2              17.2
Depreciation and amortization...................     4.4               4.5
Expenses at closed locations....................     1.5               2.5
                                                  --------         ---------
Operating Income (loss).........................     1.2              (9.5)
Other income....................................     1.5               1.4
Loss on disposal of fixed assets...............      0.0               6.5
Interest expense, net ..........................    10.1               5.0
                                                  --------         ---------
Loss before income tax and extraordinary item...   (7.4)             (19.6)
Income taxes....................................   (0.0)              (0.4)
Loss before extraordinary item..................   (7.4)             (20.0)

Extraordinary item - trouble debt restructuring
                     gain, net..................    0.0                0.6
                                                  --------         ---------
Net loss........................................   (7.4)%            (19.4)%
                                                  ========         =========

     Loss before income taxes and extraordinary item for the year ended December 31, 1999, was $2,090,339, as compared to a loss before income taxes and extraordinary item of $4,751,397 for the year ended December 31, 2000.

     The following tables sets forth, the results of operations by On Stage for reportable segment indicated:

                          Year ended December 31, 1999

                             Casino      Production     Theaters     Operations
                                                         Services     Sub-Total
                            ---------- ------------ -------------   ------------
Net revenues............... $10,006,642 $  103,896    $18,438,104   $28,548,642
Cost of  revenues..........   6,565,776    679,128     14,931,965    22,176,869
                            ----------- ------------ -------------  ------------
Gross profit...............  3,440,866    (572,232)     3,506,139     6,371,773
Selling, general &
administrative.............    766,964           -      1,747,966     2,514,930
Depreciation & amortization    401,664      90,239        559,335     1,051,238
Expenses at closed locations    41,494           -        111,880       153,374
                            ----------- ------------ -------------  ------------
Total operating expenses...  1,210,122      90,239      2,419,181     3,719,542

Operating income (loss)....  2,230,744    (665,471)     1,086,958     2,652,231

Other (income) expenses....    (97,490)          -         61,237       (36,253)

Interest expense, net......         84       1,123      2,648,061     2,649,268
                            ----------- ------------ -------------  ------------
Net income (loss) before
    Income taxes...........  2,328,150    (666,594)    (1,622,340)       39,216
Income taxes...............          -           -              -             -
                            =========== ============ =============  ============
Net income (loss).......... $2,328,150  $ (666,594)   $(1,622,340)  $    39,216
                            =========== ============ =============  ============

                          Year ended December 31, 1999
                                (continued)


                            Operating        Corporate        Total
                             Sub-Total         Office      Consolidated
                           ------------     ----------    -------------
Net revenues.............. $28,548,642      $       -      $28,548,642
Cost of revenues..........  22,176,869              -       22,176,869
                           ------------     ----------    -------------
Gross profit..............   6,371,773              -        6,371,773
Selling, general &
administrative............   2,514,930      1,836,871        4,351,801
Depreciation & amortization  1,051,238        192,910        1,244,148
Expenses at closed locations   153,374        273,580          426,954
                            ----------    ------------     ------------
Total operating expenses...  3,719,542      2,303,361        6,022,903

Operating income (loss)....  2,652,321     (2,303,361)         348,870

Other income...............    (36,253)      (404,165)        (440,418)
Loss on disposal of assets.          -              -                -
Interest expense, net......  2,649,268        230,359        2,879,627
                             -----------     ----------    ------------
Net income (loss) before
    income taxes...........     39,216     (2,129,555)      (2,090,339)
Income taxes...............          -              -                -
                             ===========     ==========    ============
Net income (loss).......... $   39,216     $(2,129,555)    $(2,090,339)
                             ===========     ==========    ============

                                Year ended December 31, 2000


                             Casino      Production     Theaters    Operations
                                          Services                   Sub-Total
                             ---------- ------------ -------------  ------------
Net revenues............... $8,981,520  $   29,719    $15,126,202   $24,137,441
Cost of revenues..........   6,283,811     848,820     13,460,766    20,593,397
                            ----------- ------------ -------------  ------------
Gross profit...............  2,697,709    (819,101)     1,665,436     3,544,044
Selling, general &
administrative.............    379,801           -        902,748     1,282,549
Depreciation & amortization    398,667      110,461       372,236       881,364
Expenses at closed locations         -           -              -             -
                            ----------- ------------ -------------  ------------
Total operating expenses....   778,468      110,461     1,274,984     2,163,913
Operating income (loss)....  1,919,241     (929,562)      390,452     1,380,131
Other income...............          -            -             -             -
Loss on disposal of........    198,143            -     1,377,485     1,575,628

Interest expense, net......      2,037            -       914,348       916,385
                            ----------- ------------ -------------  ------------
Net income (loss) before
   Income taxes and
   extraordinary item......  1,719,061     (929,562)   (1,901,381)   (1,111,882)
Income taxes...............          -            -       (71,391)      (71,391)

Extraordinary item-trouble
  debt restructure (loss)
  gain.....................          -            -    (6,918,309)   (6,918,309)
                            =========== ============ =============  ============
Net income (loss).......... $1,719,061  $  (929,562) $ (8,891,081)  $(8,101,582)
                            =========== ============ =============  ============

                          Year ended December 31, 2000
                                (continued)

                             Operating        Corporate        Total
                             Sub-Total         Office      Consolidated
                           ------------     ----------    -------------
Net revenues.............. $24,137,441      $       -     $ 24,137,441
Cost of revenues..........  20,593,397              -       20,593,397
                           ------------     ----------    -------------
Gross profit..............   3,544,044              -        3,544,044
Selling, general &
administrative............   1,282,549      2,873,442        4,155,991
Depreciation & amortization    881,364        195,140        1,076,504
Expenses at closed locations         -        608,878          608,878
                            ----------    ------------     ------------
Total operating expenses...  2,163,913      3,677,460        5,841,373

Operating income (loss)....  1,380,131     (3,677,460)      (2,297,329)

Other income...............          -       (333,657)        (333,657)
Loss on disposal of assets.  1,575,628              -        1,575,628
Interest expense, net......    914,348        295,712        1,212,097
                             -----------     ----------    ------------
Net income (loss) before
   Income taxes and
   extraordinary item...... (1,111,882)       3,639,515     (4,751,397)
Income taxes...............    (71,391)         (20,000)       (91,391)

Net income (loss) before
  extraordinary item....... (1,182,273)      (3,659,515)    (4,842,788)

Extraordinary item-trouble
  debt restructure (loss)
  gain..................... (6,918,309)      7,059,431         141,122
                             ===========     ==========    ============
Net income (loss).......... $(8,101,582)    $3,399,916     $(4,701,666)
                             ===========     ==========    ============


Year Ended December 31, 1999 versus Year Ended December 31, 2000

Net Revenues

     Net revenues were approximately $24,137,000 for the year ended December 31, 2000 compared to $28,549,000 for the year ended December 31, 1999, a decrease of $4,412,000, or 15.5%. The Company's revenue is derived from five principal segments: Casinos, Events, Merchandise, and Theaters.

     Casinos revenues were approximately $8,982,000 for the year ended December 31, 2000 compared to $10,007,000 for the year ended December 31, 1999, a decrease of $1,025,000, or 10.2 %. This decrease was primarily attributable to a decrease in limited engagements and corporate events.

     Production Services revenues were approximately $30,000 for the year ended December 31, 2000 compared to $104,000 for the year ended December 31, 1999, a decrease of $74,000, or 71.2%. The decrease was primarily attributable to a reduction in equipment rental revenues.

     Theaters revenues were approximately $15,126,000 for the year ended December 31, 2000 compared to $18,438,000 for the year ended December 31, 1999, a decrease of $3,312,000, or 18.0 %. The decrease was primarily attributable to the discontinuation of our shows in Orlando, Florida.

Cost of Revenue

     Total costs of revenues were $20,593,000 for the year ended December 31, 2000 compared to $22,177,000 for the year ended December 31, 1999, a decrease of $1,584,000, or 7.1%. This decrease in revenues was primarily attributable to the discontinuation of our shows in Orlando, Florida. Cost of revenues increased to 85.3% of net revenues for the year ended December 31, 2000, as compared to 77.7% for the year ended December 31, 1999. This increase in costs of revenues as a percent of net revenues was primarily attributable to a change in the mix of our revenues.

Selling, General and Administrative

     Selling, general and administrative costs were approximately $4,156,000 for the year ended December 31, 2000 compared to $4,352,000 for the year ended December 31, 1999, a decrease of $196,000, or 4.5%. Selling, general and administrative costs increased to 17.2% of net revenues for the year ended December 31, 2000, as compared to 15.2% for the year ended December 31, 1999, which was primarily attributable to an increase in professional fees and licensing rights.

Depreciation and Amortization

     Depreciation and amortization was $1,077,000 for year ended December 31, 2000 compared to $1,244,000 for the year ended December 31, 1999, a decrease of $167,000, or 13.4%. This decrease was primarily due to the discontinuation of our shows in Orlando, Florida and a result the foreclosure of certain of our assets.

Expenses at Closed Locations

     On Stage decided to discontinue operations at its Legends production in Toronto, Canada in November of 1998. As part of the closing, we incurred additional expenses of $489,000 during 1997. Additionally, during 1999 we wrote off $427,000 related to the closing of this location.

     For the year ended December 31, 2000, we wrote off acquisition costs of $597,000 on a show location that was put into full production.

Operating Income

     Our operating loss was approximately $2,297,000 for the year ended December 31, 2000 compared to an operating income of $349,000 for the year ended December 31, 1999.

Other Income

     Other income in 2000 and 1999 represents a savings related to discounted consulting fees and legal services.

Loss on Disposal of Assets

     For the year ended December 31, 2000, a loss on disposition of assets in the amount of $1,575,000, of which $1,203,000 was attributable to the sale of On Stage Theaters Surfside Beach, Inc. and the write down on assets transferred to Imperial Credit Corporation and $372,000 related to obsolete equipment.

Interest Expense, Net

     Interest expense was approximately $1,212,000 for year ended December 31, 2000, compared to $2,880,000 for the year ended December 31, 1999, a decrease of $1,668,000, or 57.9%. The decrease was primarily due to our restructuring of the and First Security Bank debts.

Income Taxes

     Income tax was approximately $91,000 for the year ended December 31, 2000, compared to $0.0 for the year ended December 31, 1999. The increase was primarily due to income taxes accrued for the Legends show in Surfside Beach, in South Carolina.

Extraordinary Item

     The gain On Stage incurred as a result of the debt restructuring for the year ended December 31, 2000, was primarily attributable to a combination of a: write down of assets foreclosed ($6,918,000) and gain in the conversion of debt into common stock ($7,059,000).

Seasonality and Quarterly Results

     Our business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of the On Stage's business strategy is to increase sales in tourist markets that experience their peak seasons from November through March so as to offset the seasonality in its revenues.

     The following table sets forth the Company's net revenue for each of the last eight quarters ended December 31, 2000:

                                            Net Revenues
                                            ($ in thousands)

                              March 30,       June 30,       September 30,     December 31,
                             ----------      -----------     ------------      ------------
Fiscal 1999...............  $  6,272        $    7,403         $    7,793       $    7,081
Fiscal 2000...............  $  6,106        $    7,151         $    6,393       $    4,487


Tax Net Operating Losses

     At December 31, we had federal net operating loss carry forwards of approximately $14,570,050 in 2000, and $8,663,116 in 1999, respectively. Under
Section 382 of the Internal Revenue Code, certain significant changes in ownership contemplated by us may restrict the future utilization of these tax loss carry forwards. The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

General

     We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. We anticipate, based on our proposed plans and assumptions relating to our operations, that our current cash, cash equivalent balances, anticipated revenue from operations and our working capital line are sufficient to fund our ongoing operations.

     For the year ended December 31, 1999, we had a net cash deficit used in operations of $9,700. The net cash deficit used in operations was primarily attributable an increase in revenue, decrease in costs of revenue, and forgiveness of debts. For the year ended December 31, 2000, we had net cash provided by operations of approximately $137,000. The cash provided by operations was primarily attributable to a decrease in accounts receivable, inventory, deposits, increase in accounts payable and accrued expenses, partially offset by increase in prepaid and other assets.

     The net cash used in investing activities for the year ended December 31, 1999 of $78,000, was primarily attributable to capital expenditures and direct acquisition costs. The net cash provided by investing activities for the year ended December 31, 2000 of $1,893,000 was primarily attributable to proceeds from the sale of the Legends in Concert Theater in Surfside Beach, South Carolina.

     Net cash used in financing activities for the year ended December 31, 1999 of $480,000 was primarily attributable to repayment of working capital line and long-term debt. Net cash used in financing for the year ended December 31, 2000 of $1,886,000 was primarily attributable to repayments of long-term debt, working capital line and payment on acquisition, offset by proceeds from convertible debentures.

Working Capital

     At December 31, 1999, On stage had a working capital deficit of approximately $18,827,000, which resulted primarily from an increase in accrued interest expense and late charges, which was partially offset by decreases in the working capital line of credit and accounts payable. At December 31, 2000, On Stage had a working capital deficit of approximately $2,615,000, which resulted primarily from a decrease in: accounts receivable, inventory, a note receivable from Mr. Stuart, accrued payroll, other liabilities, long-term debt, which was partially offset by increases in cash and convertible debentures.

Debt Restructuring

     On October 12, 2000, On Stage restructured our debts with Imperial Credit Commercial Mortgage Investment Corp, and First Security Bank. Under the terms of this restructuring, ICCMIC agreed to convert its outstanding loan and accrued interest to the Company of approximately $8.2 million in exchange for 4,061,122 shares of common stock. Additionally, Timothy J. Parrott, the new President & CEO, purchased 2,630,000 shares from Imperial Credit Mortgage Investment for $1.0 million. Under the terms of the agreement with First Security Bank, effective August 1, 2000, On Stage agreed to pay $50,000 per month in exchange for their agreement to extend the maturity date of the loan for an additional 24 months, or until September 1, 2002. The loan accrues interest at the annual rate of prime plus 2%.

Subsequent Events

     On January 16, On Stage entered into an agreement with BounceBack Technologies.com, Inc. to purchase all of the rights to the live production show entitled Country Tonite. Country Tonite is an award-winning theatrical production, which has been presented in Las Vegas, Nevada, Branson, Missouri and Pigeon Forge, Tennessee. On January 29, 2001, On Stage completed the acquisition for a purchase price of $3,800,000. The terms of the agreement call for initial payments of; $100,000 on November 21, 2000, $250,000 on January 29, 2001,
$150,000 on February 15, 2001 and $500,000 on March 15, 2001, the balance of $2,800,0000 plus interest due on July 31, 2001. The show opened under On Stage's management and control on about March 7, 2001. We also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee. However, the rights to present the Pigeon Forge show have been previously licensed to an unrelated third party and are not included in this acquisition.

     On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm with over $1.0 billion under management, to invest up to $20,000,000 in the Company in the form of convertible preferred securities. The transaction was closed on March 13, 2001. According to the terms of the agreement, McCown De Leeuw will have an opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million and $5.0 million, respectively. Each of the investments will bear interest at the rate of twelve percent (12%) per annum and be convertible into the common stock of at a conversion price of $0.50 or $0.75 per share, depending on certain factors. The first $6,000,000 investment was made on March 13, 2001, which will primarily be used to fund On Stage's new productions slated to open this year. The remaining investments will be made available to On Stage for future growth opportunities, subject to certain conditions.

     During January and February 2001, On Stage completed a $1,350,000 private placement in the form of convertible debentures with a 10% coupon. The debentures are convertible into our common stock at a price per share of $0.79. These fund were used for a combination of working capital requirements and expenses associated with On Stage's restructuring completed in October 2000 and deposits for the Country Tonite and acquisition and Ripley's licensing fee.

     On March 27, 2001, On Stage entered into a multiple year lease to open Ripley's Live... Believe It or Not in Branson, Missouri at the Osmond Family.

Impact of Inflation

     The Management of On Stage believes that inflation has not had a material impact on our operations. However, substantial increases in material costs could adversely affect the operations of On Stage for future periods.

New Accounting Pronouncements

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

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 provides interpretive guidance on the recognition presentation and disclosure revenue in the financial statements, SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. On Stage adopted SAB 101 during the year ended December 31, 2000 and it had no impact on our financial position or result of operations and cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 is effectively July 2, 2000, but certain conclusions cover that occur either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options.

ITEM 7.  Financial Statements and Supplementary Data

     Submitted on a separate section of this report, commencing on page F-1 and incorporated by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following sets forth biographical information about each of On Stage's directors and executive officers who served during 2000 or who are presently serving in those capacities.

Name                                Age   Position

John W. Stuart.................     58    Chairman and Founder
Timothy J .Parrott ............     53    President and Chief Executive Officer
Jeffery Victor.................     37    Executive Vice-President & COO
Pedro Perez....................     53    Chief Accounting Officer and Treasurer
Christopher R. Grobl...........     31    General Counsel and Secretary
Mel Woods......................     47    Former Director
Matthew Gohd...................     43    Former Director
Gregory McIntosh...............     44    Director
Robert B. Hellman, Jr..........     39    Director
Chris Frigon...................     31    Director
Fred Ordower...................     48    Director

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

     Timothy J. Parrott has served as president, Chief Executive officer and Director of On Stage since October 2000. Mr. Parrott has been a Director of Pinnacle Entertainment since June 1997; President and Treasurer, Boomtown, Inc., from June 1987 to September 1992; Director, Boomtown, Inc., since 1987; Chief Executive Officer, Parrott Investment Company (a family-held investment company with agricultural interest in California) since April 1995; and Director of The Chronicle Publishing Company from April 1995 to June 2000.

     Jeffrey T. Victor has served as the Chief Operating Officer and Executive Vice President of On Stage since October 2000. Mr. Victor was the Vice President of Entertainment for Boomtown Casinos and former General Manager of Paramount's $70 million Star Trek Experience at the Las Vegas Hilton where he managed a staff of 300 and increased profitability by 40% during his two year.

     Pedro Perez has been the Chief Accounting Officer of On Stage since April 1999 and is a Certified Public Accountant. Mr. Perez joined the company in July of 1996. Before joining the company, Mr. Perez served as the Corporate Controller of Mednet, Inc., a publicly traded pharmaceutical company, from 1993 to 1996. Mr. Perez holds a Bachelor of Arts degree in Finance and Accounting from the University of Puerto Rico.

     Christopher R. Grobl has been the General Counsel and Secretary of On Stage since November 1994. Mr. Grobl received a Bachelor of Arts in 1990 from the University of Illinois and a Juris Doctor in 1994 from the John Marshall Law School in Chicago, Illinois.

     Mel Woods was a director of On Stage from July 1998 to March 2001. Mr. Woods is the President and Chief Operating Officer of Fox Family Worldwide, Inc., Saban Entertainment's parent company since 1997. Previously, Mr. Woods was the Chief Financial Officer and Senior Vice President of DIC Enterprises.

     Matthew Gohd was a director of On Stage from September 1998 to March 2001. Mr. Gohd is currently a Senior Managing director at Whale Securities Co., LP., the underwriter for On Stage's initial public offering. Mr. Gohd has over 20 years in the securities field working in various companies in industries such as retail, technology, healthcare and consumer finance.

     Gregory J. McIntosh has been a director of On Stage since October 2000. Mr. McIntosh has been employed at Imperial Credit Commercial Mortgage Investment Corp. and its affiliates, Imperial Credit Commercial Assets Management Corp. since 1998, where he has held various titles, including Senior Vice President.
Previously, Mr. McIntosh was Chief Operating Officer and 20% shareholder of a privately held manufacturing company.

     Robert B. Hellman, Jr., is a managing director of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw Offshore (Europe) III, L.P. He is also managing director of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. (Asia), L.P. These partnerships are engaged in investment activities. Mr. Hellman is also a member of The Gamma Fund LLC, a limited liability company engaged in investment activities. Mr. Hellman has been associated with McCown De Leeuw & Co. since 1987. From 1982 to 1985, he worked for Bain & Company, a management consulting company. Mr. Hellman has been a director of TeleSpectrum since 1999.

     Chris Frigon received an MBA from Harvard Business School and a BS in economics and computer application from the University of Notre Dame. He worked with McCown De Leeuw & Co. as a summer associate in 1998 and joined the firm as a Senior Associate in 1999 after completing business school. Mr. Frigon was promoted to principal in January 2001. Prior to joining McCown De Leeuw, Mr. Frigon was an associate with Investcorp International limited in London and New York. He also worked as an analyst at Morgan Stanley.

     Fred Ordower has been a director of On Stage since March, 2001, and has served as an advisor to the company since July, 1998. Mr. Ordower has been a Senior Executive of Fox Family Worldwide, Inc. since August 1997. Since February, 1997, Mr. Ordower has been the President of Evergreen Events, Inc. which provides business development and marketing advisory services related to the convergence of technology and entertainment. From 1992 through 1996, Mr. Ordower was Executive Vice President of Universal (formerly MCA) Music Entertainment Group,. From 1987 through 1992, Mr. Ordower was founder and chief operating officer of Ogden Presents, and Vice President, Business Development of Ogden Entertainment Services, both subsidiaries of a Fortune 500 conglomerate.

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


ITEM 10.  Executive Compensation.

                             Executive Compensation


                                                Annual                Long Term
                                              Compensation           Compensation
                                              ------------           ------------
                                                                     Securities
                                                      Other Annual    Underlying    All Other
Name and Principal Position   Year    Salary   Bonus  Compensation   Options/SAR   Compensation
---------------------------   ----    -------  ------ -------------  ----------    ------------

Timothy J. Parrott.........   2000   $1           -       23,000(1)          -            -
  President and Chief
  Executive Officer

John W. Stuart.............   2000   $308,333  87,500(2)  24,612(3)           -            -
 Chairman and Chief           1999   $250,000     -       35,869(4)     300,000            -
 Executive Officer            1998   $250,000     -       35,869(4)      75,000            -

Jeffrey Victor.............   2000   $  33,461    -              -            -            -
 Vice President/Chief
 Executive Officer

David Hope.................   2000   $      -     -              -            -            -
 President and Chief          1999   $104,784     -        9,513(5)           -            -
 Operating Officer            1998   $207,308     -       19,578(6)      50,000            -

Kiran Sidhu................   2000          -     -              -            -            -
 Senior Vice President        1999   $ 55,659     -       50,359(7)     140,000(8)         -
 Chief Finanical Officer      1998   $157,385     -       14,993(9)      30,000            -
 and Treasurer

Gary Panter................   2000   $114,400     -       12,612(10)          -            -
 Senior Vice President        1999   $ 95,920     -       12,612(10)          -            -
 Operations                   1998   $102,370     -       13,627(11)     21,439            -

Gerard O' Riordan..........   1998   $106,664     -       14,424(12)          -            -

Richard Kanfer.............   1998   $109,154     -       14,791(13)           -            -

1) Represents housing and transportation costs associated with staying in Las Vegas.
2)   Bonus paid in 2000 per employment agreement.
3)   Represents car and health allowance paid in 2000.
4) Represents $11,971 in unused vacation time accrued but not paid and $23,898 of car allowance and health allowances accrued, of which $14,895 was paid in 1999. Does not include $149,686 of rent accrued for the leases to On Stage of which $76,028 was paid in 1999.
5) Represents $9,519 payments made to Mr. Hope as a consultant for On Stage in connection with the restructuring of his employment.
6) Represents $6,346 in unused vacation time accrued but not paid and $13,232 of car allowance accrued, of which $9,732 was paid in 1999.
7) Includes $25,000 for unpaid insurance, car allowance and expenses; $17,887 for all accrued, but unused vacation pay; and a forgiveness of a promissory note in the amount of $7,472, all of which were paid in connection with the restructuring of Mr. Sidhu's employment.
8) Represents 140,000 incentive stock options, which were issued to Mr. Sidhu in exchange for his previously issued stock options in connection with the restructuring of Mr. Sidhu's employment agreement.
9) Represents $5,393 in unused vacation time accrued but not paid and $9,600 of car allowance accrued, of which $6,100 was paid in 1999.
10)  Represents car and health allowance.
11) Represents $3,238 in unused vacation time accrued but not paid and $10,389 of car allowance accrued of which $8,639 was paid in 1999 and $11,050 of housing allowance payments.
12)  Represents $14,424 of car and health allowances paid in 1999
13) Represents $4,232 in unused vacation time accrued but not paid and $10,560 of car allowances accrued, of which $7,560 was paid in 1999.

                                 Option Grants.

     The table below sets forth the grants of stock options to the persons named in the Summary Compensation Table during the year ended December 31, 2000:

                                                Option Grant in Last Fiscal Year
                                                                                                          Potential
                                                                                                         Realizable
                                                                                                          Value at
                                                                                                        Assumed Rate
                                            Percent of                                                    of Stock
                                           Options/SARS                                                     price
                                            Granted to                                                  Appreciation
 Name and Principal         Option         Employees in       Exercise       Expire        Potential     for Option
      Position              Granted        Fiscal Year          Price          Date           5%            Term
---------------------     ------------    ---------------    ------------    ---------     ---------    --------------
Timothy J.                750,000(1)           4.4%             $0.50        01/01/03       $0.00           $0.00
Parrott...........
 President and Chief
 Executive Officer

Jeffrey                   200,000(2)           1.2%             $0.50        90 days        $0.00           $0.00
Victor................                                                         after
 Senior Vice President                                                        termination
 And Chief operating                                                         of
 Officer                                                                      employment

(1) Issued in connection with his employment agreement.
(2) Issued in connection with his employment agreement.

Option Exercise and Fiscal Year-End Option Values

     The following table summarizes the value of vested and unvested in-the-money options for the persons named in the Summary Compensation Table at December 31, 2000. Year-end values are based upon a price of $1.01 per share, which was the closing market price of a share of common stock on December 31, 2000. No options were exercised by the named executive officers in 2000.

                    Aggregated Option Exercise in Last Year and Year-End Option Values

                                                                                Value of Unexercised
                                       Number of Unexercised                   In-the-Money Options
                                    Options at December 31, 2000               at December 31, 2000
                                    ---------------------------------      ----------------------------

Name                                Exercisable      Unexercisable         Exercisable      Unexercisable
--------------------------          --------------   -----------------     -------------    -------------
John W. Stuart............            350,000             25,000            $    -           $    -
Gary Panter...............             35,000                  -            $    -           $    -
Timothy J. Parrott........            250,000            500,000            $128,900         $257,800
Jeffrey Victor............             50,000            150,000            $ 25,780         $ 77,340
-------

ITEM 11. Security Ownership of Certain Beneficial Owners Management

     The following table sets forth certain information as of April 14, 2001 (except as otherwise noted) regarding the ownership of On Stage common stock:

     (1) by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock,

     (2)  by each director

     (3)  by each executive officer named in the Summary Compensation Table and

     (4)  by all current executive officers and directors as a group.

     Unless otherwise indicated, On Stage believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of common stock that can be acquired by that person within 60 days, upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 11,307,930 shares of common stock outstanding as of April 14, 2001. The address of all officers and directors is in care of On Stage at 4625 West Nevso, Las Vegas, NV 89103.


                                            Number of Shares           Percentage of
Name                                        Beneficially Owned            Class
-------------------------------------    ------------------------     ----------------
John W. Stuart .........................        3,551,155                  31.4%
David Hope (1)..........................          372,550                   3.3%
Kiranjit S. Sidhu (2)...................          145,625                   1.3%
Mel Woods (3)...........................           37,500                    *
Matt Gohd (4)...........................          137,500                   1.2%
Hanover Restaurants, Inc. (5)...........          595,238                   5.3%
Imperial Credit Industries, Inc (6).....          250,000                   2.2%
Timothy J. Parrott (7)..................        3,380,000                  29.9%
Jeffrey T. Victor (8)...................          200,000                   1.8%
Gary Panter(9)..........................           35,000                    *
ICCMIC(10)..............................        1,756,122                  15.5%
Fred Ordower(11).........................          75,000                    *
All executive officers and directors
as a group (9) persons/entities) .......       10,535,690                  93.2%
-------------------------

*Less than one percent
(1) Includes 372,550 shares of common stock and common stock issuable upon the exercise of options or warrants.
(2) Includes 145,625 shares of common stock and common stock issuable upon the exercise of options or warrants.
(3) Includes 37,500 shares of common stock issuable upon the exercise of options.
(4) Includes 137,500 shares of common stock issuable upon the exercise of options.
(5) Includes 595,238 shares of common stock issuable upon the exercise of warrants.
(6) Includes 250,000 shares of common stock issuable upon the exercise of warrants.
(7) Includes 750,000 shares of common stock issuable upon the exercise of options.
(8) Includes 200,000 shares of common stock issuable upon the exercise of options.
(9) Includes 35,000 shares of common stock issuable upon the exercise of options.
(10) Includes 325,000 shares of common stock issuable upon the exercise of warrants.
(11) Includes 75,000 shares of common stock issuable upon the exercise of options.

ITEM 12. Certain Relationships and Related Transactions

     None.

ITEM 13.  Exhibits & Reports on Form 8-K

     (a) Exhibits

     The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except in those situations where the exhibit number Was the same as set forth below.

Exhibit
Number     Description

3.1        Articles of Incorporation of the Registrant(1)
3.2        Bylaws of the Registrant(3)
4.1        Specimen Stock Certificate Representing the Common Stock(3)
4.2        Specimen Warrant Certificate Representing the Warrants(3)
4.3        Form of Public Warrant Agreement(3)
4.4        Form of Underwriter's Warrant Agreement(3)
10.1       Employment Agreement between the Registrant and John W. Stuart(1)
10.2       Employment Agreement between the Registrant and David Hope(1)
10.3       Employment Agreement between the Registrant and Kiranjit S. Sidhu(1)
10.4       Confidentiality and Non-Competition Agreement between the Registrant and John W.Stuart(1)
10.5       Confidentiality and Non-Competition Agreement between the Registrant and David Hope(1)
10.6       Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S Sidhu(1)
10.7       Amended and Restated 1996 Stock Option Plan(1)
10.8       Contribution Agreement between the Registrant and John W. Stuart(1)
10.9       Security and Pledge Agreement between the Registrant and John W. Stuart Relating toContribution of LVHE shares(1)
10.10      Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE Litigation Indemnity(1)
10.11      Indemnification Agreement between the Registrant, John W. Stuart and Grand Strand Entertainment, Inc.(1)
10.12      Security and Pledge Agreement between the Registrant and John W. Stuart relating to Grand Strand Entertainment, Inc.
           Litigation Indemnity(1)
10.13      Promissory Note to John Stuart dated March 4, 1999 (5)
10.14      Entertainment Production Agreement between the Registrant, Imperial Palace, Inc. and John W. Stuart dated December, 1995
           (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.15      Agreement between the Registrant and Bally's Park Place, Inc. dated September 1, 1994 and subsequent renewal letters(3)
           (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act. Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)
10.16      Common Stock Purchase Agreement between Registrant and Interactive Events, Inc.(2)
10.17      (a) Show Production Agreement between the Registrant and Kurz Management(3)
10.18      Portions of 1998 Annual Report to Stockholders
10.19      Promissory Note to John Stuart dated April 5, 1999(5)
10.20      First Security Bank Agreement(5)
10.21      Common Stock Purchase Agreement with Whale Securities dated December 1998(5)
10.22      Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer(5)
10.23      Stock and Warrant Purchase Agreement between the Registrant and Purchasers dated March 13, 2001+
10.24      Investor Rights Agreement between the Registrant and Investors dated March 13, 2001+
10.25      Right of First Refusal and Co-Sale Agreement between the Registrant and Investors dated March 13, 2001+
10.26      Voting Agreement between the Registrant and  Key Holders dated March 13, 2001+
10.27      Advisory Services Agreement between the Registrant and MDC Management Company IV, L.P. dated March 13, 2001+
10.28      Co-Sale Agreement between the Registrant and Investors and Imperial Credit Commercial Mortgage Investment
           Corporation dated March 13, 2001+
10.29      Form of Series A Preferred Stock Warrant+
10.30      Form of Preferred Stock Warrant+
10.31      Lease Agreement between the Registrant and OFT, Ltd. dated March 2001+
10.32      Sub-Lease Agreement between the Registrant and Flashback, LLC dated March 2001+
21         Subsidiaries of the Registrant(5)
23.1       Consent of Independent Auditors+
------------------

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

     (b) Reports on Form 8-K were filed by the Company on May 20, 2000 and September 15, 2000 The reports contained information regarding the a partial restructuring with ICCMIC and the sale and lease-back of its Legends Theater in Surfside Beach, SC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ON STAGE ENTERTAINMENT, INC.


Dated: April 13, 2001                     By:/s/ Timothy J. Parrott
                                             _____________________________
                                               Timothy J. Parrot, President and
                                               Chief Executive Officer


Dated: April 13, 2001                     By: /s/ Pedro Perez
                                             _________________________________
                                              Pedro Perez, Chief Accounting
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                  Title                                 Date

/s/ Timothy J. Parrott                      President and Chief Executive Officer       April 13, 2001
_______________________
Timothy J. Parrott

/s/ John W. Stuart                                 Chairman and Founder                 April 13, 2001
_______________________
John W. Stuart

/s/ Jeffrey Victor
_______________________                        Chief Operating Officer                  April 13, 2001
Jeffrey Victor

/s/ Pedro Perez
_______________________                        Chief Accounting Officer                 April 13, 2001
Pedro Perez

/s/ Gregory J. McIntosh
_______________________                              Director                           April 13, 2001
Gregory J. McIntosh

/s/ Robert B. Hellman, Jr.
_______________________                              Director                           April 13, 2001
Robert B. Hellman, Jr.

_______________________                              Director                           April __, 2001
Chris Frigon

/s/ Fred Ordawer
_______________________                              Director                           April 13, 2001
Fred Ordawer


                  On Stage Entertainment, Inc. and Subsidiaries



                             -----------------------




                        Consolidated Financial Statements


                 For the Years Ended December 31, 1999 and 2000



                                               -----------------------

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                         Page Number
Report of Independent Certified Public Accountants          F-2

Consolidated Financial Statements
     Balance Sheets                                         F-3
     Statements of Operations                               F-4
     Statements of Stockholders' Equity (Deficit)           F-5
     Statements of Cash Flows                               F-7
     Summary of Accounting Policies                         F-10
     Notes to Financial Statements                          F-14


               Report of Independent Certified Public Accountants



Board of Directors and Stockholders of
On Stage Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of On Stage Entertainment, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On Stage Entertainment, Inc. and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ BDO SEIDMAN, LLP

Los Angeles, California
March 30, 2001

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     Years ended December 31,
                                                                                  --------------------------------
                                                                                      1999              2000
                                                                                 --------------    --------------
Assets
Current assets
   Cash and cash equivalents                                                    $       374,587   $       517,353
   Accounts receivable, net                                                           1,249,619           561,239
   Inventory                                                                            234,579            89,996
   Deposits                                                                             198,523           166,092
   Prepaid and other assets                                                             238,274           291,652
   Notes receivable from officers (Note 8)                                              117,906                 -
                                                                                  --------------    --------------
Total current assets                                                                  2,413,488         1,626,332
                                                                                  --------------    --------------
Property, equipment and leasehold improvements (Notes 1 and 2)                       23,720,804         6,185,424
Less:  Accumulated depreciation and amortization                                     (5,176,244)       (5,346,133)
                                                                                  -------------    --------------
Property, equipment and leasehold improvements, net                                  18,544,560           839,291
                                                                                  --------------    --------------
Direct acquisition costs (Note 9)                                                       597,328           100,000
Deferred financing costs, net of  amortization of $80,813 (Note 2)                      927,190                 -
                                                                                  --------------    --------------
                                                                                $    22,482,566 $       2,565,623
                                                                                  --------------    --------------
Liabilities and Stockholders' Equity (Deficit)

Current liabilities

   Working capital line (Note 3)                                                $       459,146 $               -
   Accounts payable and accrued expenses                                              1,444,878         1,625,040
   Accrued payroll and other liabilities                                              3,937,951         1,316,329
   Convertible debentures (Note 4)                                                            -           700,000
   Current maturities of long-term debt (Notes 2 and 3)                              15,398,282           600,000
                                                                                  --------------    --------------
Total current liabilities                                                            21,240,257         4,241,369
Long-term debt, less current maturities (Notes 2 and 3)                                  30,773           551,798
                                                                                  --------------    --------------
Total liabilities                                                                    21,271,030         4,793,167
                                                                                  --------------    --------------
Commitments and contingencies (Note 5)

Stockholders' equity (deficit) (Notes 2 and 6)
   Preferred stock, par value $.01 per share, 10,000,000 shares authorized;
   none issued and outstanding                                                                -                 -
   Common stock; par value $0.01 per share; authorized 100,000,000 shares;
   7,226,808 and 11,307,930 shares issued and outstanding                                72,268           113,079
   Additional paid-in capital                                                        11,430,336        12,652,111
   Accumulated deficit                                                              (10,291,068 )     (14,992,734)
                                                                                  --------------    --------------
Total stockholders' equity (deficit)                                                  1,211,536        (2,227,544)
                                                                                  --------------    --------------
                                                                                $    22,482,566   $     2,565,623
                                                                                  --------------    --------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended December 31,
                                                                                  -------------------------------
                                                                                      1999              2000
                                                                                  -------------     -------------
Net revenues                                                                    $   28,548,642    $   24,137,441
Cost of revenues                                                                    22,176,869        20,593,397
                                                                                  -------------     -------------
Gross profit                                                                         6,371,773         3,544,044
                                                                                  -------------     -------------
Operating expenses
   Selling, general and administrative                                               4,351,801         4,155,991
   Depreciation and amortization                                                     1,244,148         1,076,504
   Expenses at closed locations (Note 9)                                               426,954           608,878
                                                                                  -------------     -------------
Total operating expenses                                                             6,022,903         5,841,373
                                                                                  -------------     -------------
Operating income (loss)                                                                348,870        (2,297,329)
Other income                                                                          (440,418)         (333,657)
Loss on disposal of assets (Note 10)                                                         -         1,575,628
Interest expense, net (Notes 3 and 4)                                                2,879,627         1,212,097
                                                                                 -------------     -------------
Loss before income taxes and extraordinary item                                     (2,090,339)       (4,751,397)
Income taxes (Note 11)                                                                       -            91,391
                                                                                  -------------     -------------
Loss before extraordinary item                                                      (2,090,339)       (4,842,788)
Extraordinary item - trouble debt restructure gain, net (Note 2)                             -           141,122
                                                                                  -------------     -------------
Net loss                                                                        $   (2,090,339)   $   (4,701,666)
                                                                                  -------------     -------------
Basic and diluted loss per share from continuing operations                     $         (.29)   $         (.58)
                                                                                  -------------     -------------
Basic and diluted income per share from extraordinary item                      $            -    $          .01
                                                                                  -------------     -------------
Basic and diluted loss per share                                                $         (.29)   $         (.57)
                                                                                  -------------     -------------
Basic and diluted average number of common shares outstanding                        7,293,815         8,298,336
                                                                                  -------------     -------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   Accumulated
                                             Common Stock                              Other
                                        -----------------------                    Comprehensive
                                           Shares       Amount       Capital           Income
                                        -----------   ---------   ------------   -----------------
Balance, December 31, 1998              $7,452,350    $  74,523   $11,254,587     $     67,289

Issuance of common stock in connection
   with Whale Securities Co.               150,000        1,500        98,550                -
Issuance of common stock in connection
   with litigation settlement                8,471           85         8,915                -
Issuance of common stock in connection
   with Hawaii settlement                  250,000        2,500       107,000                -
Cancellation of shares in connection
   with Interactive Events                 (30,304)        (303)      (29,817)               -
Cancellation of shares in connection
   with Gedco Acquisition                 (595,238)      (5,952)            -                -
Cancellation of shares in connection
   with litigation settlement               (8,471)         (85)       (8,889)               -
Comprehensive loss:
  Net loss for the year                          -             -            -                -
   Currency exchange adjustment                  -             -            -          (67,289)
Comprehensive loss                               -             -            -                -
                                         -----------   ---------   ------------   -----------------

Balance, December 31, 1999              $7,226,808     $ 72,268    $11,430,336               -

Issuance of common stock in connection
  with Debt Restructuring with ICCMIC
  (Notes 2 and 6)                        4,061,122        40,611    1,177,725                 -
Issuance of common stock in connection
  with services rendered                    20,000           200        6,050                 -
Beneficial conversion feature (Note 4)           -             -       38,000                 -
Net loss for the year                            -             -            -                 -
                                         -----------   ---------   ------------   -----------------
Balance, December 31, 2000             $11,307,930    $  113,079   $12,652,111    $           -
                                        ============  ==========  =============     ===============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued

                                        Accumulated    Comprehensive
                                          Deficit          Loss            Total
                                        -----------    -------------   ------------
Balance, December 31, 1998             $(8,200,729)    $          -     $3,195,670

Issuance of common stock in connection
   with Whale Securities Co.                     -                -        100,050
Issuance of common stock in connection
   with litigation settlement                    -                -          9,000
Issuance of common stock in connection
   with Hawaii settlement                        -                -        109,050
Cancellation of shares in connection
   with Interactive Events                       -                -        (30,120)
Cancellation of shares in connection
   with Gedco Acquisition                        -                -         (5,952)
Cancellation of shares in connection
   with litigation settlement                    -                -         (8,984)
Comprehensive loss:
  Net loss for the year                 (2,090,339)      (2,090,339)    (2,090,339)
   Currency exchange adjustment                  -          (67,289)       (67,289)
Comprehensive loss                               -                -              -
                                         -----------     -----------    -----------
Balance, December 31, 1999             $(10,291,068)     $(2,157,628)   $1,211,536

Issuance of common stock in connection
  with Debt Restructuring with ICCMIC
  (Notes 2 and 6)                                -                 -     1,218,336
Issuance of common stock in connection
  with services rendered                         -                 -         6,250
Beneficial conversion feature (Note 4)           -                 -        38,000
Net loss for the year                   (4,701,666)      $(4,701,666)   (4,701,666)
                                         -----------     -----------    -----------
Balance, December 31, 2000             $(14,992,734)                   $(2,227,544)
                                       ============                     ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                        Years ended December 31,
                                                                                  --------------------------------
                                                                                      1999              2000
                                                                                  --------------    --------------
Cash flows from operating activities
   Net loss                                                                     $    (2,090,339)    $  (4,701,666)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Common stock issued for services                                                           -             6,250
   Beneficial conversion                                                                      -            38,000
   Depreciation and amortization                                                        893,318         1,076,504
   Write off of direct acquisition costs                                                      -           597,328
   Extraordinary gain on debt restructure                                                     -          (141,122)
   Loss on disposal of property, plant and equipment                                    (63,056)        1,575,628
   Increase (decrease) from changes in operating assets and liabilities:
     Accounts receivable                                                                  3,594           688,380
     Inventory                                                                            8,834           144,583
     Deposits                                                                           (76,180)           32,431
     Prepaid and other assets                                                           356,503           (53,378)
     Accounts payable and accrued expenses                                           (1,088,370)          180,162
     Accrued payroll and other liabilities                                            2,046,027           693,451
                                                                                  --------------    --------------
Total adjustments                                                                     2,080,670         4,838,217
                                                                                  --------------    --------------
Net cash provided by (used in) operating activities                                      (9,669)          136,551
                                                                                  --------------    --------------
Cash flows from investing activities
   Proceeds from sale of assets                                                               -         2,000,000
   (Advances on) proceeds received on notes receivable from officers                    (40,576)          117,906
   Capital expenditures                                                                (254,952)         (125,288)
   Capital dispositions                                                                 705,257                 -
   Payment for acquisitions, net of cash acquired                                      (487,828)         (100,000)
                                                                                  --------------    --------------
Net cash provided by (used in) investing activities                                     (78,099)        1,892,618
                                                                                  --------------    --------------
Cash flows from financing activities:
   Repayment on long-term borrowing                                                     (39,657)       (2,127,257)
   Repayment on working capital line                                                   (540,517)         (459,146)
   Proceeds received from convertible debentures                                              -           700,000
   Net proceeds from sale of common stock and warrants                                  100,050                 -
                                                                                  --------------    --------------
Net cash provided by (used in) financing activities                                    (480,124)       (1,886,403)
                                                                                  --------------    --------------
Effect of exchange rate changes on cash and cash equivalents                            (67,289)                -
                                                                                 --------------    --------------
Net increase (decrease) in cash and cash equivalents                                   (635,181)          142,766
Cash and cash equivalents at beginning of year                                        1,009,768           374,587
                                                                                  --------------   --------------
Cash and cash equivalents at end of year                                        $       374,587   $       517,353
                                                                                  --------------    --------------
Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
   Interest                                                                     $       502,942   $     2,020,926
   Taxes                                                                        $             -   $        91,391
                                                                                  --------------    --------------

Supplemental Schedule of Non-Cash Investing and Financing Activities

On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S. Kanfer, effectively unwinding the November 1996 acquisition of Interactive Events, Inc. Under the Interactive re-conveyance, On Stage re-conveyed all of the assets of Interactive to Kanfer in consideration for Kanfer's re-conveyance of the 30,304 shares of On Stage's common stock valued at $1.125 per share, issued to Kanfer during On Stage's original acquisition of Interactive, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the acquisition of Interactive by On Stage and any claim relating to Kanfer's subsequent employment with the Company. Kanfer also entered into an exclusive right of representation agreement with the Company in February 1999, under which the Company granted to Kanfer the right to represent its' Legends production in designated areas in consideration for a portion of the gross proceeds generated by that representation.

On April 23, 1999, On Stage granted it securities counsel, Nida & Maloney, P.C. an option to purchase 40,000 shares of common stock at a purchase price of $1.00 per share as payment for $38,469 in legal services performed for On Stage by Nida & Maloney, P.C.

On May 7, 1999, On Stage issued 8,471 shares of common stock valued at $1.06 per share to Jim Owen, a former performer with On Stage. These shares were issued in connection with the resolution of litigation that arose between On Stage and Owen with regard to the right to the use of certain photographs taken of Owen by On Stage. On December 8, 1999, the 8,471 shares were returned to the Company in full settlement of $6,000.

On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition. The Hanover shares were returned to On Stage under the terms of a Mutual Release and Settlement Agreement, which was entered into with Gedco as a result of a dispute that arose in connection with Gedco asset acquisition. In exchange for the return of the Hanover shares, On Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50; and (2) released its claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with Gedco asset acquisition.

On  September  14,  1999,   250,000   shares  were  issued  to  John  Stuart  in
consideration for his personal guaranty to fulfil the settlement terms in the Hawaiian Litigation.

In June 2000, ICCMIC foreclosed on $7,000,000 of debt on properties with assets having a net book value of $13,918,309. The Company correspondingly wrote off debt financing costs of $927,190.

On October 12, 2000, 4,061,122 shares were issued to ICCMIC in exchange for its remaining outstanding debt to the Company.

                  ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS ACTIVITY

On Stage Entertainment, Inc. (the "Company") produces and sells live entertainment and operates live theaters and dinner theaters worldwide. The Company has continuous running shows in gaming and resort venues in California, Florida, Missouri, Mississippi, Nevada, New Jersey and South Carolina. The Company was incorporated on October 30, 1985 in the state of Nevada.

PRINCIPLES OF CONSOLIDATION

The financial statements include the amounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation (the "Company" or "OSE") and its subsidiaries, Legends in Concert, Inc., a Nevada corporation ("LIC"); On Stage Marketing, Inc., a Nevada corporation ("Marketing"); On Stage Theaters, Inc., a Nevada corporation ("Theaters"); Wild Bill's California, Inc., a Nevada corporation ("Wild Bills"); Fort Liberty, Inc., a Nevada corporation ("Ft. Liberty"); Blazing Pianos, Inc., a Nevada corporation ("Blazing"); King Henry's Inc., a Nevada corporation ("King Henry's"); On Stage Merchandise, Inc., a Nevada corporation ("Merchandise"); On Stage Events, Inc., a Nevada corporation ("Events"); On Stage Casino Entertainment, Inc. a Nevada corporation ("Casino"); On Stage Productions, Inc., a Nevada corporation ("Productions"); and On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation ("North Myrtle"); On Stage Theaters Surfside Beach, Inc., a Nevada corporation ("Surfside"); (collectively, the "Subsidiaries"). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company." The results of operations include King Henry's and Ft. Liberty through June 21, 2000, the date on which they were closed (see Note 2).

ACCOUNTS RECEIVABLE

Accounts receivable and revenue are recorded as the stage productions are run. Accounts receivable represents cash collected subsequent to the date on which the show ran.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY

Inventory consists of various stage and lighting supplies and are stated at cost on a first-in, first-out basis.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals or betterments of significant items are capitalized. When assets are sold or otherwise disposed, the cost and related accumulated depreciation or amortization are removed from the respective accounts, and any resulting gain or loss is recognized.

Depreciation and amortization of property and equipment purchased prior to January 1, 1996 are provided using accelerated methods while property and equipment purchased from January 1, 1996 are depreciated on a straight line basis over the estimated useful lives, as indicated below. Leasehold improvements are amortized over the lesser of the related assets useful life or the remaining lease term.

                                                      Years
                                               --------------------

Buildings                                             20-30
Stage equipment                                        3-7
Scenery and wardrobe                                   3-7
Furniture and fixtures                                 3-7
Vehicles                                               3-5
Leasehold improvements                                 5-10

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the guidelines set forth in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121") when reviewing its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair value and the carrying amount of the assets. Impairment would be recognized in operating results if a diminution in value occurred.

STOCK BASED COMPENSATION

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and comply with pro forma disclosure requirements." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

For the years ended December 31, 1999 and 2000, potential diluted securities representing 4,885,755 and 5,850,005 outstanding options and warrants are not included since their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Statements", ("SFAS No. 107") issued by the FASB became effective December 31, 1995. This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

The  carrying  amounts  of  financial   instruments   including  cash,  accounts
receivable,   current  maturities  of  long-term  debt,  and  accounts  payable, approximate fair value because of their short maturity.

The carrying amount of long-term debt and convertible debt approximates fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 2000.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to providing deferred income taxes and specifies that all deferred tax balances be determined by using the tax rate expected to be in effect when the taxes will actually be paid or refunds received.

CASH EQUIVALENTS

The Company considers all liquid assets with an initial maturity of three months or less to be cash and/or cash equivalents.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income in stockholders' equity. As indicated in
Note 9, the foreign operations were closed during 1999.

CONCENTRATION OF CREDIT RISK

The Company places its cash and temporary cash investments with banking institutions. At December 31, 1999, the Company had $176,000 on deposit at one bank. At December 2000, the Company had $194,600 and $125,300 on deposit at two different banks. Account balances at an individual bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that the public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS No. 131 on January 1, 1998 and it had no effect on its financial position or results of operations; however, disclosures on certain of these items was expanded (See Note 13).

NEW ACCOUNTING STANDARDS

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

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 1 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                                                           December 31,
                                                                               --------------------------------------
                                                                                     1999                 2000
                                                                                -----------------    -----------------
Land                                                                         $       11,878,594   $                -
Buildings                                                                             4,335,632                    -
Stage equipment                                                                       3,737,433            3,127,015
Scenery and wardrobe                                                                  1,469,733            1,332,121
Furniture and fixtures                                                                  938,582              830,808
Vehicles                                                                                 14,557                8,234
Leasehold improvements                                                                1,346,273              887,246
                                                                               -----------------    -----------------

                                                                                     23,720,804            6,185,424
Less accumulated depreciation and amortization                                       (5,176,244)          (5,346,133)
                                                                               -----------------    -----------------
Total property, equipment and leasehold improvements, net                    $       18,544,560   $          839,291
                                                                               -----------------    -----------------

NOTE 2 - DEBT RESTRUCTURE

On May 1, 2000, the Company entered into a partial settlement with its first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), pursuant to which the Company agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty, King Henry's Feast and Legends in Concert Surfside Beach theaters in exchange for an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry's Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters. Additionally, the Company agreed to operate the King Henry's and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed to the public. In connection with the transfer of assets to ICCMIC, the Company recorded a loss of approximately $1,600,000, representing the write down of the carrying value to its estimated fair market value.

On September 15, 2000, On Stage was able to sell the assets of the Surfside Beach Theater independently and used the proceeds to pay off its debt with ICCMIC (see Note 10).

On October 12, 2000, On Stage restructured its remaining debt with ICCMIC, and First Security Bank of Nevada ("First Security"). Under the terms of the agreement, ICCMIC agreed to convert its outstanding loan and accrued interest of approximately $8.2 million for 4,061,122 shares of common stock worth $1,218,336 based on the market value at that date. As part of the transaction, Timothy J. Parrott, the new President and CEO of On Stage, purchased 2,630,000 shares from ICCMIC for $1.0 million. As a result of the restructured debt, the Company recorded a net gain on debt restructuring of $141,122.

Furthermore, the Company restructured its remaining debt of approximately $1.2 million with First Security. Under the terms of the agreement with First
Security, effective August 1, 2000, On Stage is paying $50,000 per month, maturing September 1, 2002. The loan accrues interest at the rate of prime plus 2% (9.5% at December 31, 2000).

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

WORKING CAPITAL LINE

In May 1997, First Security issued a line of credit to the Company for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index. On September 28, 1998, First Security increased the line of credit from $250,000 to $1,000,000. As of December 31, 1999, the balance outstanding was $459,146, which was repaid during 2000. This line of credit was personally guaranteed by an officer of the Company.

In August 2000, as part of the restructuring, the Company entered into a new agreement with First Security, which converted the remaining capital lease obligations into a note due on September 1, 2002. On Stage is required to make $50,000 monthly payments which increase upon meeting certain income criteria.

Long-term debt consists of the following:

                                                                                             December 31,
                                                                                    --------------------------------
                                                                                        1999               2000
                                                                                    --------------      ------------
ICCMIC Mortgage Loan (see Note 2)                                                 $    14,150,000     $           -

Capital lease obligations with interest ranging from 9.7% to 30.7% due in monthly installments ranging from $265 to $18,202, including interest various maturities dates, secured by office communication equipment, and
   production equipment                                                                 1,279,055                 -

First Security Bank debt with a interest rate of Prime plus 2% (9.5% at December
   31, 2000) due in monthly installments of approximately $50,000
   maturing September 1, 2002 secured by first lien position                                    -         1,151,798
                                                                                    --------------      ------------

Total long-term debt                                                                   15,429,055         1,151,798

Less current maturities                                                                15,398,282           600,000
                                                                                    --------------      ------------

                                                                                  $        30,773     $     551,798
                                                                                    --------------      ------------

As of December 31, 2000 the future minimum principal debt payments are as follows:


                                                        Notes
Year ending December 31,                               Payable
--------------------------------                    ------------
         2001                                     $     600,000
         2002                                           551,798
                                                    ------------
    Total                                         $   1,151,798
                                                    ------------

NOTE 4 - CONVERTIBLE DEBENTURES

In December 2000, On Stage completed a $700,000 private placement in the form of convertible debentures with a 10% stated interest rate and $0.79 conversion price. These funds were used for a combination of working capital requirements and expenses associated with On Stage's restructuring completed in October 2000. The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $38,000, which was booked as interest expense for the year ended December 31, 2000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various offices, condominiums, warehouses and theaters under operating leases ranging in monthly payments from $1,026 to $37,495. Rent and lease expense included in cost of revenues for the years ended December 31, 1999 and 2000 was $1,248,961 and $1,129,267, respectively. Rent and lease expense included in selling, general and administrative expense for the years ended December 31, 1999 and 2000 was $268,870 and $216,827, respectively.

The total minimum rental commitment at December 31, 2000 is as follows:

 Year ending December 31,                             Amount
 --------------------------------                 --------------
    2001                                           $  1,930,844
    2002                                              1,747,087
    2003                                              1,787,785
    2004                                              1,430,078
    2005 and Thereafter                               7,436,894
                                                  --------------
                                                   $ 14,332,688
                                                  --------------
Employment Contracts

On October 12, 2000, the Company renewed the employment agreement with the principal stockholder, John W. Stuart, to employ him as its Chairman of Board and Founder until October 12, 2003. In accordance with this employment agreement, Mr. Stuart will receive an annual salary of $350,000 and will be eligible to participate each calendar year in executive annual bonus plan approved by the Board. In no event will the executive annual bonus be less than $150,000.

On October 12, 2000, the Company entered into an agreement with the principal stockholder, Timothy J. Parrott, to employ him as its President and Chief Executive Officer until October 12, 2003. In accordance with this employment agreement, Mr. Parrott will receive an annual salary of $1.00 per the period of the date of this agreement through December 31, 2000, and $120,000 for the period January 1, 2001 through December 31, 2001, and an annual salary to be determined by the compensation committee of the Board for the period of January 1, 2002 through December 31, 2002. Additionally, Mr. Parrott was granted 750,000 options to purchase the Company's common stock at a strike price of $.50 as further consideration for his employment.

Aggregate commitments related to employment contracts are as follows:

Year ending December 31,                         Amount
---------------------------------            -------------

       2001                                   $  620,000
       2002                                      500,000
       2003                                      500,000

Legal Proceedings

The Company is a party to various legal proceeding in the ordinary course of its business. The Company believes that the nature of the proceedings are typical for a company of its size and scope in the entertainment industry, and that none of these proceedings are material to its financial position, results of operations and changes in cash flows.

NOTE 6 - STOCKHOLDER'S EQUITY

On May 27, 1999, Hanover Restaurants, Inc. returned 595,238 shares of On Stage common stock originally issued to Hanover in connection with the Gedco asset acquisition in 1998. The Hanover Shares were returned to On Stage under the terms of a Mutual Release and Settlement Agreement, which was entered with Gedco as a result of a dispute that arose in connection with the Gedco asset acquisition. In exchange for the return of the Hanover shares, On Stage: (1) granted Hanover a warrant to purchase 595,238 shares of common stock at a purchase price of $1.50 (the fair market value at date of grant); and (2) released its claim to approximately $925,000 which was being held in escrow as security for those representations and warranties made by Gedco representatives in connection with the Gedco asset acquisition.

On October 30, 2000, the Company issued 20,000 shares of common stock in connection with services rendered. The fair market value at date of issuance was $.3125 per share.

1996 Stock Option Plan

The Board of Directors and the Company's then sole stockholder approved the Company's Incentive Stock Option Plan on August 7, 1996 (the "Option Plan"). Pursuant to an amendment to the Option Plan, effected in 2000, an aggregate of 1,650,000 shares of common stock have been reserved for issuance pursuant to options granted and available for grant under the Option Plan. The Option Plan is designed to further the interests of the Company by incentivizing their employees to continue to work for the betterment of the Company in return for sharing in the success of the Company through the Option Plan.

Under the Option Plan, a committee (the "Committee") has been appointed by the Board of Directors to administer the Option Plan and is authorized, to grant options thereunder to all eligible employees of the Company, including certain officers and directors of the Company as well as to others providing services to the Company. The Option Plan provides for the granting of both: (I) "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, which are intended to qualify for special federal income tax treatment ("ISOs") to employees (including officers and employee directors) and
(ii) "non-qualified stock options" ("NQSOs") to employees (including officers and employee directors) non-employee directors, and consultants. Options can be granted under the Option Plan on such terms and at such prices as determined by the Committee, except that in the case of ISOs, the per share exercise price of such options cannot be less than the fair market value of the Common Stock on the date of grant. In the case of an ISO granted to a 10% stockholder (a "10% Stockholder"), the per share exercise price cannot be less than 110% of such fair market value. To the extent that the grant of an option results in the aggregate fair market value of the shares with respect to which incentive stock options are exercisable by a grantee for the first time in any calendar year exceed $100,000, such option will be treated under the Option Plan as an NQSO.

Options granted under the Option Plan will become exercisable after successful completion of the vesting period or periods specified in each option agreement. Except as otherwise determined by the Committee, options become exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversaries of the date of grant of the option. Options are not exercisable, however, after the expiration of ten years from the date of grant (or five years from such date in the case of an ISO granted to a 10% Stockholder) and are not transferable other than by will or by the laws of descent and distribution.

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

In March 1996, the Company hired a new President and Chief Operating Officer (the "President"). As part of the new President's employment agreement, the Company granted him options to purchase 311,300 shares of the Company's common stock. The President has elected to classify 75,132 of the options as ISOs which vest in three equal annual installments commencing on the date of the grant. The remaining 236,168 are to be classified as NQSOs, of which one-half vest immediately, one-quarter vest on the first anniversary of the grant date, and the balance vest on the second anniversary of such grant. The exercise price of all of the President's stock options is $3.99 per share, which was the fair value at the date of grant.

In August and December 1996, the Company granted options to purchase a total of 120,359 shares of the Company's common stock to certain other employees of the Company. These options were granted under the Company's 1996 Stock Option Plan and have an exercise price of $5.00 per share. Unless otherwise determined by the Committee, the options have a term of ten years from the date of grant and are subject to earlier termination in certain events related to the termination of employment. The options vest in three equal annual installments commencing on the first anniversary of the date of the grant.

In April 1999, the CFO was granted 40,000 new stock options in exchange for his old options.

In October 2000, the CEO was granted 750,000 options at $.50 per share and the COO was granted 200,000 options at $.50 per share.

Non-employee Directors' Options

In March 1997, the Company provided for each non-employee director of the Company to receive, in addition to reimbursement of expenses incurred in attending Board meetings, an option to purchase 10,000 shares of Common Stock each year that he or she serves as such a director (each such year, a "Grant Year"), partially contingent upon the director's attendance at the Company's four scheduled Board of Director meetings during the Grant Year. One-quarter of the annual option grant shall vest as of each of the Grant Year's first three scheduled Board of Director meetings and the remainder of such option will vest as of the fourth scheduled meeting, provided, in the latter case, that the director has attended all four of that Grant Year's scheduled Board meetings.

In 1999, the Company issued warrants to purchase 300,000 shares of common stock at a price of $1.00 per share to John Stuart.

In June 2000, a director was granted 15,000 options at $5.00 per share.

The option and warrant activity during the years ended December 31, 1999 and 2000 is as follows:

                                                                                                      Weighted
                                                                                    Number of          Average
                                                                                   Options and        Exercise
                                                                                    Warrants            Price
                                                                                  --------------     ------------
Options and warrants outstanding at December 31, 1998                                 3,621,261       $     3.90

Granted                                                                               1,431,488             1.31
Canceled                                                                               (166,994)           (2.07)
                                                                                  --------------     ------------

Options and warrants outstanding at December 31, 1999                                 4,885,755             3.14

Granted                                                                                 965,000              .57
Canceled                                                                                   (750)           (5.00)
                                                                                  --------------     ------------

Options and warrants outstanding at December 31, 2000                                 5,850,005       $     2.69
                                                                                  --------------     ------------
Options and warrants exercisable at December 31, 2000                                 4,874,505       $     3.19
                                                                                  --------------     ------------

Information relating to stock options and warrants at December 31, 2000 summarized by exercise price are as follows:

     Exercise                              Outstanding                                        Exercisable
      Price                              Weighed Average                                    Weighted Average
  --------------     --------------------------------------------------------      -----------------------------------
    Per Share        Shares             Life (Year)         Exercise Price         Shares          Exercise Price
  ---------------    ------------- --- -------------- --- -------------------      ------------ -- -------------------
       0.50               950,000          5.6          $        0.50                        -     $       -
       1.00               602,500          5.0                   1.00                  602,500           1.00
       1.25               325,000          2.2                   1.25                  325,000           1.25
       1.50             1,335,788          5.0                   1.50                1,335,788           1.50
       4.38                75,000          7.5                   4.38                   50,000           4.38
       4.44               250,000          2.2                   4.44                  250,000           4.44
       5.00               234,717          5.5                   5.00                  234,217           5.00
       5.50             1,822,500          1.6                   5.50                1,822,500           5.50
       8.25               114,500          1.7                   8.25                  114,500           8.25
       9.08               140,000          1.7                   9.08                  140,000           9.08
                    --------------    ---------------     -------------------     -------------   --------------------
  Total                 5,850,005          2.8          $        2.69                4,874,505     $     3.19
                    --------------    ---------------     -------------------     -------------   --------------------

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 2000 would have been reduced to the pro forma amounts presented below:

                                                                                       1999             2000
                                                                                   -------------    -------------
Net loss
     As reported                                                                 $   (2,090,339)     (4,701,666)
     Pro forma                                                                   $   (2,530,546)     (4,766,281)
Basic and diluted loss per share
     As reported                                                                 $         (.29)           (.57)
     Pro forma                                                                   $         (.35)           (.57)

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model. The fair value was calculated in 1999 using the following assumptions: expected life of 10 years, expected volatility of 16.34%, risk-free interest rates of 6%, and a 0% dividend yield. The fair value in 2000 was calculated using the following assumptions: expected life of 4 years, expected volatility of 28.23%, risk-free interest rates of 4.7% to 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 and 2000 approximated $0.69 and $.03 per option, respectively.

NOTE 7 - SIGNIFICANT VENUES AND CONCENTRATION OF CREDIT RISK

Revenues from certain venues comprised 10% or more of total revenues. The following table shows the percentage of revenues of these venues to total revenues.

                      Years ended December 31,
                  ----------------------------
                      1999             2000
                  ------------      ----------

Venue A               13 %            14 %
Venue B               13              16
Venue C               10               -
Venue D               12              17
Venue E                -              11
                  ------------      ----------
                       48 %            58 %
                   ------------      ----------

NOTE 8 - NOTES RECEIVABLE FROM OFFICERS

As of December 31, 1999, the Company had $117,906 in notes receivable from John Stuart, an officer of the Company, the notes bore interest at 8% and were due on demand, and the notes were repaid in 2000.

NOTE 9 - EXPENSES AT CLOSED LOCATION

The Legends in Concert production opened at the Sheraton Centre Toronto Hotel in May 1997. This Legends production did not prove to be successful and was closed in April 1999 after generating operating losses in previous years and $264,000 for the four months ended April 1999. At December 31, 1999, On Stage had an impairment of net assets associated with the Toronto show and wrote off net assets of $426,954.

In 2000, the Company wrote off acquisition costs of $608,878 on a show at a location that was not put into full production.

NOTE 10 - SALE OF THEATER

On September 15, 2000, On Stage Entertainment subsidiary, On Stage Theaters Surfside Beach, Inc., sold its Legends in Concert Theater in Surfside Beach, South Carolina to LIC Theaters, LLC for $2.0mm. In connection with the sale of the Theater, Legends Surfside entered into a ten (10) year lease agreement with LIC Theaters, LLC. The proceeds from the sale of the Theater were given to the Company's first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp., in accordance with the terms of its partial settlement agreement with ICCMIC. Furthermore, the Company recorded a loss on disposal of assets of $648,438.

NOTE 11 - INCOME TAXES

Income taxes in the statement of operations consists of the following:

                        1999            2000
                     ------------    -----------

Current
     Federal         $         -     $       -
     State                     -         91,391
                     ------------    -----------
                     $         -     $   91,391

Deferred taxes are as follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                    1999           2000
                                                 -------------   ------------
Deferred tax assets
   Allowance for doubtful accounts               $     97,912    $   314,444
   Net operating loss carryforward                  3,764,806      5,536,999
                                                 -------------   ------------

Total deferred tax assets                           3,862,718      5,851,443
Less: valuation allowance                          (3,862,718)    (5,851,443)
                                                 -------------   ------------

                                                 $           -   $         -
                                                 -------------   ------------

The net deferred tax assets have a 100% valuation allowance as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Income taxes in the statement of operations differs from the amount computed by applying the U.S. Federal income tax rate (34%) because of the effect of the following items:

Years ended December 31,                                               1999             2000
------------------------                                            ------------     ------------

U.S. Federal statutory rate applied to pretax income (loss)         $ (710,715)     $(1,585,646)
Permanent differences                                                   (8,103)          (3,220)
Effect of State taxes                                                        -            91,391
Tax effect of unrecognized net operating loss carryforward             718,819         1,588,866
                                                                    ------------     ------------
                                                                    $        -      $     91,391
                                                                   ------------     ------------

At December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $14,571,050, which expire in 2020. Under Federal Tax Law IRC
Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

NOTE 12 - BUSINESS ACQUISITIONS

Interactive Events, Inc. Purchase and Re-Conveyance

On November 1, 1996, On Stage entered into Common Stock Purchase Agreement with Interactive Events, Inc. under this agreement to which Interactive sold all of its assets to On Stage in exchange for an aggregate of 30,304 shares of On Stage's common stock. Additionally, Richard S. Kanfer, President of Interactive, agreed to join On Stage as our Vice President of Sales. On Stage recorded $129,180 as the excess of the purchase price over the net assets acquired, which was being amortized over ten years. At December 31, 1998, On Stage determined there was an impairment in the value of the excess of the purchase price over the net assets acquired in connection with the Interactive purchase and wrote off the remaining unamortized balance of $102,131.

On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Kanfer, under which the parties agreed to rescind the Interactive acquisition. Under the terms of the repurchase, On Stage reconveyed all of the assets of Interactive to Kanfer, in consideration for the reconveyance by Kanfer of 30,304 shares of On Stage's common stock valued at $1.125 per share, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share. In addition, the parties agreed to release one another from any liability arising out of the Interactive acquisition and any claim relating to Kanfer's subsequent employment with the Company. On Stage and Kanfer also entered into an exclusive right of representation agreement in February 1999, under which the Company granted to Kanfer the right to represent its Legends production in designated areas in consideration of a portion of the gross proceeds generated.

NOTE 13 - SEGMENT INFORMATION

The Company derives its net revenues from five reportable segments. The Casino Division ("Casinos") primarily sells live theatrical productions to casinos worldwide for a fixed fee. In addition this division also operates the Company's Legends show at the Imperial Palace in Las Vegas, Nevada. The Theaters Division ("Theaters") owns or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. This division derives its revenues from the sale of tickets and food and beverage to patrons who attend live theatrical performances at these venues. The Events Division ("Events") sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for a fixed fee. The Merchandise Division ("Merchandise") sells merchandise and souvenir photography products to patrons who attend the Company" productions. "Events" and "Merchandise" are included in "Casinos" in the following tables. The Production Services Division ("Production") sells technical equipment and services to commercial clients; however, this division's primary focus is to technically support all of the other divisions. The Corporate office segment is responsible for the corporate and finance portion of the Company's operations.

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies. The Company's management evaluates the performance of its operating segments based upon the profit or loss from operations.

The following table sets forth the segment profit/(loss) and asset information:

                                                               Year Ended December 31, 2000
                                 -----------------------------------------------------------------------------------------
                                      Casinos          Production                         Corporate           Total
                                    Entertainment       Services         Theaters          Office         Consolidation
                                    -------------     -------------    -------------    --------------    --------------
Revenues from external customers  $    8,981,520    $       29,719   $   15,126,202   $             -   $    24,137,441
Interest expense                           2,037                 -          914,348           295,712         1,212,097
Depreciation and amortization            398,667           110,461          372,236           195,140         1,076,504
Segment profit (loss)                  1,719,061          (929,562)      (8,891,081)        3,399,916        (4,701,666)
Segment fixed assets                   2,967,723           856,134        1,281,187         1,080,380         6,185,424
Additions to long-lived assets            24,292            14,553           66,578            19,865           125,288

                                                               Year Ended December 31, 1999
                                 -----------------------------------------------------------------------------------------
                                      Casinos          Production                         Corporate           Total
                                    Entertainment       Services         Theaters          Office         Consolidation
                                    -------------     -------------    -------------    --------------    --------------
Revenues from external customer   $   10,006,642    $      103,896   $   18,438,104   $             -   $    28,548,642
Interest expense                              84             1,123        2,648,061           230,359         2,879,627
Depreciation and amortization            401,664            90,239          559,335           192,910         1,244,148
Segment profit (loss)                  2,328,150          (666,594)      (1,622,340)       (2,129,555)       (2,090,339)
Segment fixed assets                   3,226,262           861,265       17,777,232         1,856,045        23,720,804
Additions to long-lived assets           165,061            18,229            3,419             8,272           194,982

NOTE 14 - SUBSEQUENT EVENTS

On January 16, 2001, On Stage entered into an agreement with BounceBack Technologies, Inc. to purchase all of the rights to the live production show entitled Country Tonite. Country Tonite is a theatrical production, which has been presented in Las Vegas, Nevada, Branson, Missouri and Pigeon Forge, Tennessee. On February 1, 2001, On Stage completed the acquisition for a purchase price of $3,800,000. The terms of the agreement call for initial payments of; $100,000 on November 21, 2000, $250,000 on January 29, 2001,
$150,000 on February 15,2001 and $500,000 on March 15, 2001, the balance of $2,800,000 plus interest is due on July 31, 2001. The show opened on March 7, 2001. Additionally, the Company will have the right to oversee the Country Tonite production in Pigeon Forge, Tennesee. However, the rights to present the Pigeon Forge show have been previously licensed to an unrelated third party and are not included in this acquisition.

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm ("MDC"), to invest up to $20,000,000 in the Company in the form of convertible preferred securities. The transaction was closed on March 13, 2001. According to the terms of the letter of intent, MDC will have an opportunity to stage its funding in four separate investments of $6.0mm, $4.0mm, $5.0mm, and $5.0mm, respectively. Each of the investments will bear interest at the rate of twelve percent (12%) per annum and be convertible into the common stock of the Company at a conversion price of $0.50 and $0.75 per share, depending on certain factors. The first $6,000,000 investment was made on March 13, 2001, and will be used primarily to fund On Stage's new productions slated to open this year. The remaining investments will be made available to On Stage for future growth opportunities, subject to certain conditions.

On March 27, 2001, On Stage announced that it has entered into a multiple year lease with Jimmy Osmond, of Osmond Family Theaters, to open Ripley's Live...Believe It or Not in Branson, Missouri at the Osmond Family Theater in May 2001.