Form 10QSB
period 2001-03-31
ON STAGE ENTERTAINMENT INC
filed 2001-05-15
CIK 1035514

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-92402

ON STAGE ENTERTAINMENT, INC.
(Exact Name of Registration as Specified in Charter)

Nevada	88-0214292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4625 W. Nevso Drive
Las Vegas, NV 89103
(702) 252-1333
(Address of Principal Executive Offices and Telephone Number)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES [ ]        NO [X]

        As of May 11, 2001, On Stage had outstanding 11,307,930 shares of common stock, par value $0.01 per share and 1,200,000 series A convertible preferred stock, par value $0.01

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PAGE
Part I Financial Information

Notes to Financial Statements..................................................5-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................................. ......................9
Part II Other Information
Item 2. Changes in Securities.....................................................................13
Item 4. Submission of Matters to a Vote of Security Holders......................13
Item 6. Reports on Form 8-K....................................................................13
i

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for our expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report, where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Item 1.  Consolidated Financial Statements

                                                                     On Stage Entertainment, Inc. and Subsidiaries
                                                                              Consolidated Balance Sheets

                                                                                   December 31,       March 31,
                                                                                      2000              2001
                                                                                 ---------------    -------------
Assets
Current assets
   Cash and cash equivalents                                                     $      517,353    $   3,543,203
   Accounts receivable, net                                                             561,239          516,007
   Inventory                                                                             89,996          102,086
   Deposits                                                                             166,092          233,383
   Prepaid and other assets                                                             291,652          356,631
   Note receivable from officer                                                               -           15,000
                                                                                 ---------------    -------------
Total current assets                                                                  1,626,332        4,766,310
                                                                                 ---------------    -------------
Property, equipment and leasehold improvements                                        6,185,424        6,261,778
Less:  Accumulated depreciation and amortization                                     (5,346,133)      (5,575,084)
                                                                                 ---------------    -------------
Property, equipment and leasehold improvements, net                                     839,291          686,694
                                                                                 ---------------    -------------
Direct acquisition costs                                                                100,000                -
 Show rights, net of accumulated amortization of $20,910                                      -        3,742,821
                                                                                 ---------------    -------------
                                                                                 $    2,565,623    $   9,195,825
                                                                                 ---------------    -------------
Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                                             $    1,625,040    $   1,163,651
    Accrued payroll and other liabilities                                             1,316,329        1,446,267
   Convertible debentures, net of beneficial conversion of $76,978                      700,000        1,273,022
    Short-term note                                                                           -        2,800,000
   Current maturities of long-term debt                                                 600,000          600,000
                                                                                 ---------------    -------------
Total current liabilities                                                             4,241,369        7,282,940
Long-term debt, less current maturities                                                 551,798          400,298
                                                                                 ---------------    -------------
Total liabilities                                                                     4,793,167        7,683,238
                                                                                 ---------------    -------------
Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000
   shares authorized; 1,200,000 issued and outstanding                                        -        4,700,000

Stockholders' equity (deficit)
    Common stock; par value $0.01 per share; authorized 100,000,000 shares;
    and 11,307,930 shares issued and outstanding                                        113,079          113,079

   Additional paid-in capital                                                        12,652,111       15,552,886

   Accumulated deficit                                                              (14,992,734)     (18,853,378)
                                                                                 ---------------    -------------
Total stockholders' deficit                                                          (2,227,544)      (3,187,413)
                                                                                 ---------------    -------------
                                                                                 $    2,565,623      $  9,195,825
                                                                                 ---------------    -------------

                                                                    See notes to consolidated financial statements.

                                                                     On Stage Entertainment, Inc. and Subsidiaries
                                                                         Consolidated Statements of Operations

                                                                                        Three months ended
                                                                                              March 31,
                                                                                   --------------------------------
                                                                                        2000               2001
                                                                                   --------------   ---------------
                                                                                    (Unaudited)        (Unaudited)

Net revenues                                                                       $    6,105,757     $   4,026,295
Costs of revenues                                                                       5,217,904         4,114,262
                                                                                    --------------   ---------------
Gross profit (loss)                                                                       887,853           (87,967)
                                                                                    --------------   ---------------
  Operating expenses
   Selling, general &administrative                                                   595,015           541,129
     Depreciation and amortization                                                        941,471           248,985
     Write down of assets held for sale and subject to foreclosure                      6,861,719                 -
                                                                                    --------------   ---------------
Total operating expenses                                                                8,398,205           790,114
                                                                                    --------------   ---------------
Operating loss                                                                         (7,510,352)         (878,081)
Interest expense, net                                                                     697,805           139,763
                                                                                    --------------   ---------------
Net loss                                                                            $  (8,208,157)   $   (1,017,844)
Deemed dividends accrued for preferred stock                                                    -        (2,812,800)
Dividends accrued for preferred stock                                                           -           (30,000)
                                                                                    --------------   ---------------
Net loss applicable to common shares                                                $  (8,208,157)   $   (3,860,644)
                                                                                    --------------   ---------------
Basic and diluted loss per common share                                             $       (1.14)   $        (0.34)
                                                                                    --------------   ---------------
Basic and diluted average number of common shares outstanding                           7,226,808        11,307,930
                                                                                    --------------   ---------------

                                                                    See notes to consolidated financial statements.

                                                                        On Stage Entertainment, Inc. and Subsidiaries
                                                                            Consolidated Statements of Cash Flows

                                                                       Increase (Decrease) in Cash and Cash Equivalents

                                                                                        Three months ended
                                                                                            March 31,
                                                                                   2000                    2001
                                                                            -------------------     ------------------
                                                                                (Unaudited)            (Unaudited)

Cash flows from operating activities
       Net loss                                                               $  (8,208,157)         $   (1,017,844)
       Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                        (36,112)                248,985
               Loss on write down of assets                                       7,235,914                       -
               Amortization of beneficial conversion                                      -                  10,997
               Loss on disposal of property plant and equipment
                   Accounts receivable                                               68,738                  45,232
                   Inventory                                                         19,157                 (12,090)
                   Deposits                                                        (204,161)                (31,021)
                   Prepaid and other assets                                         (63,756)                (64,979)
                   Accounts payable and accrued expenses                            247,826                (461,383)
                   Accrued payroll and other liabilities                            713,146                  99,931
                                                                            --------------------    -------------------
               Total adjustments                                                  7,980,752                (164,328)
                                                                            --------------------    -------------------
Net cash used in operating activities                                              (227,405)             (1,821,172)
Cash flows from investing activities
                   Advances on notes receivable from officer                       (108,981)                (15,000)
                   Acquisition of show rights                                       597,328                (250,000)
                   Capital expenditures                                             (57,325)                (75,478)
                                                                            --------------------    -------------------
 Net cash provided by (used in) investing activities                                431,022                (340,478)
                                                                            --------------------    -------------------

Cash used in financing activities
                   Payments under working capital line                             (162,820)                     -
                   Proceeds received from convertible debentures                          -                650,000
                   Proceeds of issuing Series A preferred stock                           -              4,700,000
                   Payment on long- term note                                        (4,411)              (151,500)
                   Payment on short-term borrowing                                        -               (650,000)
                   Cash received on notes payable from officer                       20,000                      -
                                                                            --------------------    -------------------
Net cash provided by (used in) financing activities                                (147,231)             4,548,500
                                                                            --------------------    -------------------
Net increase in cash and cash equivalents                                            56,386              3,025,850
Cash and cash equivalents at beginning of period                                    374,587                517,353
                                                                            --------------------    -------------------
Cash and cash equivalents at end of period                                    $     430,973           $  3,543,203
                                                                            --------------------    -------------------

Supplemental disclosure of cash flow information
  Cash paid during the period for:
         Interest                                                             $       7,299           $     70,879
                                                                            --------------------    -------------------
         Income Tax                                                           $           -           $     34,692
                                                                            --------------------    -------------------

                           See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

The issuance of Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

Accrued dividends of $30,000 on Series A Convertible Preferred Stock were recognized.

Issuance of convertible debentures resulted in a beneficial conversion of $87,975.

Issuance of short-term note of $3,800,000 to acquire intangible show rights.

                                                                     On Stage Entertainment, Inc. and Subsidiaries
                                                               Consolidated Statements of Stockholders' Equity (Deficit)

                                                Common Stock         Additional
                                        -------------------    Paid in         Accumulated
                                           Shares        Amount       Capital           Deficit           Total
                                         -----------    ---------   ----------     --------------   --------------

Balance, December 31, 2000               $11,307,930   $  113,079  $ 12,652,111   $  (14,992,734)   $  (2,227,544)
Deemed dividends recognized
On Series A Convertible preferred stock            -            -     2,812,800       (2,812,800)               -
Accrued dividends on Convertible Series
  A preferred stock                                -            -             -          (30,000)         (30,000)
Beneficial conversion on convertible
  debentures                                       -            -        87,975                -            87,975
Net loss                                           -            -             -       (1,017,844)       (1,017,844)
                                         -----------   -----------   -----+-------   --------------   --------------
Balance March 31, 2001                   $11,307,930   $  113,079  $  15,552,886   $ (18,853,378)    $  (3,187,413)
                                         -----------   -----------   -------------   --------------   --------------

                            See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2001

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

In the opinion of the management of On Stage Entertainment, Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for full year. The consolidated financial statements and notes are presented as permitted by form 10-QSB should be read in conjunction with Management's Discussion and Analysis and audited consolidated finanical statements and notes thereto included in our Form 10-KSB. Certain reclassifications have been made for consistent presentation.

(1) Private Placement

During late 2000 and early 2001, On Stage raised $700,000 and $650,000, respectively, from accredited private investors to assist us with meeting our capital requirements, paying for expenses associated with its restructuring and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79. The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over 2 years. The maturity dates for the $700,000 are November and December 2001, and the maturity dates for the $650,000 are January and February 2003.

(2) Acquisition of Country Tonite

In February 2001, On Stage acquired substantially all the assets of CRC of Branson, Inc. and Country Tonite Enterprises, Inc. which assets primarily consisted of all their rights and title in and to Country Tonite for a purchase price of $3,800,000. Country Tonite is an award-winning theatrical production, which has been presented in Las Vegas, Nevada, Branson, Missouri and Pigeon Forge, Tennessee.

The terms of the agreement call for initial payments of; $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001 and $500,000 on March 15, 2001, with the balance of $2,800,000 plus interest due on July 31, 2001. The show opened under On Stage’s management and control on about March 7, 2001. On Stage also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee for quality control purposes. However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Country Tonite have been included in our consolidated financial statements since the date of acquisition. The show rights acquired were valued at $3,764,000 and are being amortized.

The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2000 and 2001 assume the acquisition occurred as of January 01, 2000 and 2001, respectively, (in thousands, except per share data):

                                                         Three Months Ended
                                    March 31, 2001         March 31, 2000
--------------------------------------------------------------------------------
Net revenues                          $4,026,295           $6,866,785
Net loss                              (1,146,031)            (348,985)
Loss per common share:
       Basic and diluted                   (0.35)               (0.05)
--------------------------------------------------------------------------------

Country Tonite had no revenue for the months of January 2000 and 2001, as the show was closed during the off-season months.

The assets acquired were transferred to Country Tonite Branson, LLC, a wholly-owned subsidiary of On Stage Entertainment, Inc.

(3) Convertible Preferred Stock

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. The transaction was completed on March 13, 2001. According to the terms of the MDC investment, MDC will have an opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. Each of the investments will bear interest at the rate of twelve percent (12%) per annum (10% in cash plus 2% paid in kind) and are convertible into the common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors redeemable at the option of the holder. The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 granted at 5% discount to the face value. Additionally, the agreement called for a $500,000 transaction fee and a $500,000 topping fee to reimburse MDC for expenses incurred with the transaction. These costs were applied to the face values, producing proceeds from the net Convertible Preferred Stock of $4,700,000. The market price of our common stock on the day of the transaction in relation to the conversion price of the preferred stock resulted in a deemed dividend of $2,812,800.

(4) Ripley’s Live…Believe It or Not!®

On March 27, 2001, On Stage announced that it entered into a multiple year lease with Jimmy Osmond, of OFT, LTD, to open Ripley’s Live…Believe It or Not!® in Branson, Missouri at the Osmond Family Theater in May 2001. The lease term is for period of thirty-three (33) months, commencing on April 2001 and continuing through December 31, 2003.

(5) Loss per share

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

For the three months ended March 31, 2000, potential dilutive securities representing 896,550 outstanding stock options and 2,724,917 outstanding warrants are not included, since their effect would be anti-dilutive. For the three months ended March 31, 2001, potential dilutive securities representing 1,464,850 outstanding stock options and 4,410,155 outstanding warrants and 1,200,000 shares of preferred stock are not included, since their effect would be anti-dilutive.

(6) Commitments and Contingencies

We are a party to various legal proceedings in which the adverse parties are seeking damages from us. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of us, our management does not believe the final resolution of these matters will have a material adverse effect upon the our financial condition and results of operations.

(7) Segment Information

The following information is presented in accordance with SFAS No. 131.

The Company derives its net revenues from five business units categorized by three reportable segments:

  Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide for fixed fees. In addition, this Casinos segment also operates our Legends show at the Imperial Palace in Las Vegas, Nevada and at Bally’s Park Place in Atlantic City, New Jersey.
  Theaters. The Theaters segment owns and /or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. The Theaters segment derives revenues from the sale of tickets along with food and beverages to patrons who attend our live theatrical productions.
  Events. The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for fixed fees. Revenues generated from the Events segment are included in the Casinos segment.
  Merchandise. The Merchandise segment sells merchandise and souvenir photography products to patrons who attend our Casinos, Theaters, and Events productions. Revenues generated from the merchandise segment are included in the Theaters segment.
  Production Services. The Production Services segment sells technical equipment and services to commercial clients. However, the Production Services segment’s primary focus is to provide technical support for all of the Casinos, Theaters, Events and Merchandise segments.

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies contained in our annual report on Form 10-KSB. On Stage’s management evaluates the performance of its operating segments based upon the profit or loss from operations.

On Stage reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

The following table sets forth the segment profit/(loss) and asset information:

                                                           For the three months ended March 30, 2000
                                   ---------------- -------------- -------------- ----------------- ----------------
                                                                                                        Total
                                         Casino        Production      Theaters           OSE          Consolidated
                                   ---------------- -------------- -------------- ----------------- ----------------

Revenues from external customers    $   2,512,437     $   10,670   $  3,582,650    $         -       $   6,105,757
Interest expense...............     $       1,964     $        -   $    669,032    $    26,809       $     697,805
Depreciation and amortization..     $     100,085     $   27,010   $    157,169    $   657,207       $     941,471
Segment profit (loss)..........     $     670,012     $ (202,243)  $ (7,690,043)   $  (985,883)      $  (8,208,157)
Segment fixed assets...........     $   3,258,853     $  887,626   $ 10,538,841    $ 1,856,895       $  16,542,215
Additions to long-lived assets.     $      55,513     $      532   $        431    $       849       $      57,326

                                                          For the three months ended March 30, 2001
                                 ------------------ -------------- -------------- ---------------- -----------------
                                                                                                        Total
                                      Casino        Production       Theaters           OSE          Consolidated
                                 ------------------ -------------- -------------- ---------------- -----------------
Revenues from external customers.  $  1,818,024     $     4,145     $ 2,204,126     $        -       $   4,026,295
Interest expense.................  $        778     $         -     $    66,637     $   72,348       $     139,763
Depreciation and amortization....  $     99,978     $    28,212     $    71,366     $   49,429       $     248,985
Segment profit (loss)............  $    496,018     $  (228,876)    $  (686,385)    $ (598,601)      $  (1,017,844)
Segment fixed assets.............  $  2,997,373     $   856,598     $ 1,317,807     $1,090,000       $   6,265,778
Additions to long-lived assets...  $     29,650     $       463     $    36,620     $    9,621       $      76,354

(8) Subsequent Events

On March 30, 2001, our Board of Directors authorized On Stage to make an advance of $150,000 to John W. Stuart, our Chairman and founder which is to be repaid within two (2) years, bears interest at the rate of twelve percent (12%) per annum and is evidenced by a promissory note in favor of On Stage. In consideration for this loan, Mr. Stuart agreed to use the funds to regain certain shares of his stock in On Stage, which he previously pledged in connection with a margin loan. Once the shares were regained, they were delivered to On Stage as additional security for the repayment of the advance. In further consideration for the advance, Mr. Stuart entered into a post-employment non-competition agreement in favor of On Stage.

On March 30, 2001, the compensation committee recommended that the stockholders approve a 2,500,000 increase to the option pool, which option shall be issued at the discretion of our Board of Directors as an incentive to our management, employees and Board members. This recommendation will be submitted to our stockholders for their approval at our Annual Meeting.

On May 1, 2001, we hired Margaret Ann Freman to serve as our chief financial officer, effective May 21, 2001. Mrs. Freman is a Certified Public Accountant and previuosly served as the chief financial officer and vice president of Houlihan Lokey Howard & Zukin, a $100,000,000 investment banking firm with 8 U.S. offices and 4 international offices. Mrs. Freman previously worked for KPMG Peat Marwick, Swett & Crawford and Price Waterhouse.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage’s productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent On Stage from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading “Description of Business-Risk Factors” in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2000, as well as the following:

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

Results of Operations

The following tables set forth, the results of operations for the reportable segments indicated:

                                                     For the quarter ended March 31, 2000
                        --------------- -------------- --------------- --------------- ------------- --------------------
                                                                          Sub-Total
                                                                          Operating
             Casino       Production       Theaters        Divisions        OSE       Total Consolidated
                        --------------- -------------- --------------- --------------- ------------- --------------------
Net revenue               $  2,512,437   $    10,670    $  3,582,650   $   6,105,757    $      -       $   6,105,757
Cost of revenues             1,579,317       185,903       3,452,684       5,217,904           -           5,217,904
                        --------------- -------------- --------------- --------------- ------------- --------------------
Gross profit (loss)            933,120      (175,233)        129,966         887,853           -             887,853
Selling, general &
administrative                 161,059              -        132,089         293,148     301,867             595,015
Depreciation &
amortization                   100,085         27,010        157,169         284,264     657,207             941,471
Loss on write down of
assets                               -              -      6,861,719       6,861,719           -           6,861,719
                        --------------- -------------- --------------- --------------- ------------- --------------------

Operating income (loss)        671,976       (202,243)    (7,021,011)     (6,551,278)   (959,074)         (7,510,352)
Interest expense, net            1,964              -        667,032         668,996      28,809             697,805
                        --------------- -------------- --------------- --------------- ------------- --------------------
Net income (loss)          $   670,012   $   (202,243)   $ (7688,043)  $  (7,220,274) $ (987,883)      $  (8,208,157)
                        --------------- -------------- --------------- --------------- ------------- --------------------

                                                          For the quarter ended March 31, 2001
                        --------------- -------------- --------------- --------------- --------------- ------------------
                                                                         Sub-Total
                                                                         Operating                           Total
                            Casino       Production       Theaters        Segments          OSE          Consolidated
                        --------------- -------------- --------------- --------------- --------------- ------------------
Net revenues             $ 1,818,024     $   4,145      $  2,204,126   $ 4,026,295      $       -       $  4,026,295
Cost of revenues         $ 1,186,697     $ 204,819      $  2,722,746   $ 4,114,262      $       -       $  4,114,262
                        --------------- -------------- --------------- --------------- --------------- ------------------
Gross profit (loss)      $   631,327     $(200,674)     $   (518,620)  $   (87,967)     $       -       $    (87,967)
Selling, general&
administrative           $    34,553     $       -      $     29,752   $    64,305      $  476,824      $    541,129
Depreciation &
amortization             $    99,978     $  28,202      $     71,376   $   199,556      $   49,429      $    248,985
                        --------------- -------------- --------------- --------------- --------------- ------------------
Operating income (loss)  $   496,796     $(228,876)     $   (619,748)  $  (351,828)     $ (526,253)     $   (878,081)
                        --------------- -------------- --------------- --------------- --------------- ------------------
Interest expense, net    $       778     $       -      $     66,637   $    67,415      $   72,348      $    139,763
                        --------------- -------------- --------------- --------------- --------------- ------------------
Net Income (loss)        $   496,018     $(228,876)     $   (686,385)  $  (419,243)     $ (598,601)     $ (1,017,844)
                        --------------- -------------- --------------- --------------- --------------- ------------------

Quarter Ended March 31, 2000 versus Quarter Ended March 31, 2001

Net Revenues. Revenues were approximately $4,026,000 for the quarter ended March 31, 2001 compared to $6,106,000 for the quarter ended March 31, 2000, a decrease of $2,080,000, or 34.1%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

Casinos revenues were approximately $1,818,000 for the quarter ended March 31, 2001 compared to $2,512,000 for the quarter ended March 31, 2000, a decrease of $694,000, or 27.6%. This decrease was primarily attributable to a decrease in limited engagements and corporate events.

Production Services revenues were approximately $4,000 for the quarter ended March 31, 2001 compared to $11,000 for the quarter ended March 31, 2000, a decrease of $7,000, or 63.6%. The decrease was primarily attributable to a reduction in equipment rental revenues.

Theaters revenues were approximately $2,204,000 for the quarter ended March 31, 2001 compared to $3,583,000 for the quarter ended March 31, 2000, a decrease of $1,379,000, or 38.5%. The decrease was primarily attributable to the discontinuation of our shows in Orlando, Florida. This decrease was partially offset by inclusion of the Country Tonite acquisition.

Costs of Revenues. Total costs of revenues were $4,114,000 for the quarter ended March 31, 2001 compared to $5,218,000 for the quarter ended March 31, 2000, a decrease of $1,104,000, or 21.2%. Costs of revenues increased to 102.2% of net revenues for the quarter ended March 31, 2001, as compared to 85.5% for the quarter ended March 31, 2000. This increase in costs of revenues, as a percentage of revenues were primarily attributable to the seasonality of our business, the discontinuation of our shows in Orlando, Florida (which ran in 2000, but not in 2001) and the inclusion of Country Tonite operations, that had no revenues for the month of February.

Selling, General and AdministrativeSelling, general and administrative costs were approximately $541,000 for the quarter ended March 31, 2001 as compared to $595,000 for the quarter ended March 31, 2000, a decrease of $54,000, or 9.1%. Selling, general and administrative costs increased to 13.4% of net revenues for the quarter ended March 31, 2001, as compared to 9.7% for the quarter ended March 31, 2000, which was primarily attributable to a decrease in sales.

Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2000 decreased by $692,000, or 73.6%, as compared to the quarter ended March 31, 2000. The decrease was primarily due to the discontinuation of our shows in Orlando, Florida and the related foreclosure of certain of our assets.

Operating Income (Loss). Our operating loss was approximately $878,000 for the quarter ended March 31, 2001 compared to an operating loss of $7,510,000 for the quarter ended March 31, 2000, a decrease of $6,632,000, or 88.3%. The decrease in operating loss was primarily attributable to the write off in March 2000 of assets held for sale and subject to foreclosure.

Interest Expense, Net. Interest expense for the quarter ended March 31, 2001 decreased by $558,000, or 80.0% as compared to the quarter ended March 31, 2000. The decrease was primarily due to our restructuring of the ICCMIC and First Security Bank debts.

Income Taxes. We have not accrued any federal income tax for the quarter ended March 31, 2001. At March 31, 2001, we had federal net operating loss carryforwards of approximately $15,589,000. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because the Company cannot determined that it is more likely than not to recognize the deferred tax assets, On stage has provided a full valuation allowance on the deferred tax assets.

Seasonality and Quarterly Results

On Stage’s business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

The following table sets forth On Stage's net revenue for each of the last five quarters ended March 31, 2001:

                         March 31,             June 30,           September 30,       December 31,
                        ---------             --------           -------------       ------------
Fiscal 2000...           $ 6,106              $ 7,151                $ 6,393            $ 4,487
Fiscal 2001...           $ 4,026              $     -                $     -            $     -

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

Cash Flow

For the three months ended March 31, 2000, On Stage had net cash used by operations of approximately $227,000. As of March 31, 2000, On Stage had approximately $431,000 in cash and cash equivalents. The operating deficit for the quarter ending March 31, 2000 was primarily attributable to business seasonality. For the three months ended March 31, 2001, On Stage had net cash used in operations of approximately $1,182,000. As of March 31, 2001, On Stage had approximately $3,543,000 in cash and cash equivalents. The operating deficit for the quarter ending March 31, 2001 was primarily attributable to a reduction in accounts payable.

The net cash provided by investing activities for the three months ended March 31, 2000 of $431,000 was primarily attributable to an advance on note receivable from stockholder, capital expenditures and direct acquisition costs. The net cash used in investing activities for the three months ended March 31, 2001 of $340,000, was primarily attributable to an advance on note receivable from stockholder, capital expenditures and direct acquisition costs.

Net cash used in financing activities for the three months ended March 31, 2000 of $147,000, was attributable to repayment of line of credit and long-term debt. Net cash provided by financing activities for the three months ended March 31, 2001 of $4,549,000, was primarily attributable to the proceeds from convertible debentures and proceeds from issuance Series A Convertible Preferred Stock, partially offset by payment on long-term debt.

Working Capital

At March 31, 2000, we had a working capital deficit of approximately $19,267,000, which resulted primarily, from an increase in the accrued expenses, accrued payroll and other liabilities, note payable to officer, and the reclassification of the ICCMIC mortgage loan to current liabilities. At March 31, 2001 we had working capital deficit of approximately $2,517,000, which resulted primarily, from an increase in convertible debentures and short-term debt. This increase was partially offset by an increase in cash and cash equivalent.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended March 31, 2001, On Stage made the following private placements of unregistered securities to accredited investors.

During early 2001, On Stage raised $650,000 from accredited private investors to assist us with meeting our capital requirements, paying for expenses associated with our restructuring and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79. The maturity dates for the $650,000 are January and February 2003.

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. The transaction was completed on March 13, 2001. According to the terms of the MDC investment, MDC will have an opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. Each of the investments will bear interest at the rate of twelve percent (12%) per annum (10% in cash plus 2% paid in kind) and are convertible into the common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors redeemable at teh option of the holder. The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 were granted at 5% discount of the face value. Additionally, the agreement called for a $500,000 transaction fee and a $500,000 topping fee to reimburse MDC for expenses incurred with the transaction. These costs were applied to the face value producing proceeds from the net Convertible Preferred Stock of $4,700,000. The market price of our common stock on the day of the transaction in relation to the conversion price of the preferred stock resulted in a deemed dividend of $2,812,800.

The sales of the above securities were considered to be exempt from regulations under the Securities Act of 1933, as amended, in reliance on Section 4(2) and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On March 12, 2001, On Stage held a Special Meeting of Stockholders at which our stockholders approved the amendment to On Stage's Articles of Incorporation to:

  increase the number of authorized shares of common stock from 25,000,000 to 100,000,000;
  increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000; and
  amend the par value of the preferred stock from $1.00 per share to $0.01 per share.

FOR 7,638,266, AGAINST 0, ABSTAIN 0, BROKER NON-VOTE 3,669,664

Item 6. Exhibits & Report on Form 8-K

        None.

SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          ON STAGE ENTERTAINMENT, INC.

Date: May 11, 2001                                        By:      /s/ Timothy J. Parrott
                                             --------------------------------------------
                                                                    Timothy J. Parrott
                                                                    President and Chief Executive Officer

Date: May 11, 2001                                         By:     /s/ Pedro Perez
                                         -------------------------------------------
                                                                    Pedro Perez
                                                                    Treasurer and Chief Accounting Officer