Form 10QSB
period 2001-06-30
ON STAGE ENTERTAINMENT INC
filed 2001-08-20
CIK 1035514

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
/ /	Transition report under Section 13 or 15 (d) of the Exchange Act

For the Transition period from                to

Commission file number 0-29402

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity and preferred stock, as of the latest practicable date.

Class	Outstanding at August 13, 2001
Common Stock, $0.01 par value	11,307,930
Series A Convertible Preferred Stock, $0.01 par value	1,452,632

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Balance sheets	4
	Statements of operations	5-6
	Statements of cash flows	7
	Statements of stockholders' equity	9
	Notes to financial statements	10-14
Item 2.	Management's Discussion and Analysis Of Financial Condition and Results of Operations	15-20
Part II. Other Information
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

    This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's expansion of existing and potential gaming and tourist markets, exposure to various trends in the gaming industry, On Stage's acquisition plans and the benefits anticipated from these acquisitions, business strategy, outstanding litigation matters and the defenses available, the seasonality of business, and liquidity issues, as well as information contained elsewhere in this report, where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2000	June 30, 2001
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$517,353	$2,398,977
Accounts receivable, net	561,239	680,955
Inventory	89,996	126,040
Deposits	166,092	219,877
Prepaid and other assets	291,652	340,112
Note receivable from officer	—	154,030

Total current assets	1,626,332	3,919,991

Property, equipment and leasehold improvements	6,185,424	6,644,533
Less: Accumulated depreciation and amortization	(5,346,133)	(5,808,300)

Property, equipment and leasehold improvements, net	839,291	836,233

Direct acquisition costs	100,000	—
Show rights, net of accumulated amortization of $83,638	—	3,680,090

	$2,565,623	$8,436,314

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,625,040	$368,515
Accrued payroll and other liabilities	1,316,329	2,091,959
Convertible debentures, net of beneficial conversion of $9,969	700,000	140,031
Short-term note	—	2,800,000
Current maturities of long-term debt	600,000	600,000

Total current liabilities	4,241,369	6,000,505
Long-term debt, less current maturities	551,798	233,798

Total liabilities	4,793,167	6,234,303

Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,452,632 issued and outstanding, liquidation price $6,000,000	—	5,991,014
Stockholders' equity (deficit)
Common stock; par value $0.01 per share; authorized 100,000,000 shares; and 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	12,652,111	15,754,991
Accumulated deficit	(14,992,734)	(19,657,073)

Total stockholders' deficit	(2,227,544)	(3,789,003)

	$2,565,623	$8,436,314

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended June 30,
	2000	2001
	(Unaudited)	(Unaudited)
Net revenues	$7,151,490	$6,469,916
Costs of revenues	5,674,062	5,696,542

Gross profit (loss)	1,477,428	773,374

Operating expenses
Selling, general & administrative	737,772	654,028
Depreciation and amortization	260,351	295,814

Total operating expenses	998,123	949,842

Operating loss	479,305	(176,468)
Interest expense, net	(1,159,924)	(200,622)
Loss on disposition of fixed assets	(5,856)	-0-

Net loss	$(686,475)	$(377,090)
Deemed dividends accrued for preferred stock	—	(202,105)
Dividends accrued for preferred stock	—	(192,000)

Net loss applicable to common shares	$(686,475)	$(771,195)

Basic and diluted loss per common share	$(0.10)	$(0.07)

Basic and diluted average number of common shares outstanding	7,226,808	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six months ended June 30,
	2000	2001
	(Unaudited)	(Unaudited)
Net revenues	$13,257,247	$10,496,211
Costs of revenues	10,891,966	9,810,804

Gross profit (loss)	2,365,281	685,407

Operating expenses
Selling, general & administrative	1,332,787	1,195,157
Depreciation and amortization	1,201,822	544,799
Write down of assets held for sale and subject to foreclosure	6,861,718	—

Total operating expenses	9,396,327	1,739,956

Operating loss	(7,031,046)	(1,054,549)
Interest expense, net	(1,857,729)	(340,385)
Loss on disposition of assets	(5,856)	-0-

Net loss	$(8,894,631)	$(1,394,934)
Deemed dividends accrued for preferred stock	—	(3,014,905)
Dividends accrued for preferred stock	—	(222,000)

Net loss applicable to common shares	$(8,894,631)	$(4,631,839)

Basic and diluted loss per common share	$(1.23)	$(0.41)

Basic and diluted average number of common shares outstanding	7,226,808	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Six months ended June 30,
	2000	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(8,894,631)	$(1,394,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,201,822	544,799
Write down of assets held for sale and subject to foreclosure	6,861,719	—
Write off of deferred financing charges costs	927,190	—
Loss on disposal of fixed assets	5,856	—
Amortization of Beneficial Conversion	—	78,006
Loss on disposal of property plant and equipment
Accounts receivable	298,448	(119,716)
Inventory	16,462	(36,044)
Deposits	(173,102)	(17,516)
Prepaid and other assets	(134,445)	(47,448)
Accounts payable and accrued expenses	(145,485)	(1,256,525)
Accrued payroll and other liabilities	732,527	553,630

Total adjustments	9,590,992	(300,814)

Net cash provided by (used in) operating activities	696,361	(1,695,748)
Cash flows from investing activities
Advances on notes receivable from officer	(77,085)	(154,030)
Acquisition of show rights	—	(250,000)
Capital expenditures	(75,993)	(459,112)

Net cash provided by (used in) investing activities	(153,078)	(863,142)

Cash used in financing activities
Borrowing/payments under working capital line	(319,823)	—
Conversion of Debentures	—	58,514
Proceeds received from convertible debentures	—	650,000
Proceeds of issuing Series A preferred stock	—	4,700,000
Repayment on long-term borrowing	(3,118)	(318,000)
Repayment on short-term borrowing	—	(650,000)
Notes payable to officer	20,841	—

Net cash provided by (used in) financing activities	(302,100)	4,440,514

Net increase in cash and cash equivalents	241,183	1,881,624
Cash and cash equivalents at beginning of period	374,587	517,353

Cash and cash equivalents at end of period	$615,770	$2,398,977

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$460,827	$142,249

Income Tax	$—	$—

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

    The issuance of $5,958,514 Series A Convertible Preferred Stock resulted in a deemed dividend of $3,014,905.

    Accretion of discount and fees on Convertible Preferred Stock of $32,500.

    Accrued dividends of $222,000 Preferred Stock were recognized.

    Issuance of $1,350,000 convertible debentures resulted in a beneficial conversion of $87,975.

    Issuance of short-term note of $3,450,000 (and cash of $350,000) to acquire intangible show rights.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
			Additional Paid in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2000	11,307,930	$113,079	$12,652,111	$(14,992,734)	$(2,227,544)
Deemed dividends recognized on Series A Convertible Preferred Stock	—	—	2,812,800	(2,812,800)	—
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(30,000)	(30,000)
Beneficial conversion on Convertible Debentures	—	—	87,975	—	87,975
Net loss	—	—	—	(1,017,844)	(1,017,844)
Balance March 31, 2001	11,307,930	$113,079	$15,552,886	$(18,853,378)	$(3,187,413)

Deemed dividends recognized on Series A Convertible Preferred Stock	—	—	202,105	(202,105)	—
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(192,000)	(192,000)
Deemed dividend on accretion of Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Net loss	—	—	—	(377,090)	(377,090)
Balance June 30, 2001	11,307,930	$113,079	$15,754,991	$(19,657,073)	$(3,789,003)

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001

Basis of Presentation

    The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries (the "Company," "On Stage"): Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill's California, Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; and On Stage Theaters Surfside Beach, Inc., a Nevada corporation.

    In the opinion of the management of On Stage Entertainment, Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of the results for the full year. The consolidated financial statements and notes are presented as permitted by form 10-QSB and should be read in conjunction with Management's Discussion and Analysis, audited consolidated financial statements and notes for the fiscal year ended included in our Form 10-KSB.

(1) Private Placement

    During late 2000 and early 2001, On Stage raised $700,000 and $650,000, respectively, from accredited private investors to assist with meeting its capital requirements, paying for expenses associated with its restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley's. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79. The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over 2 years. The maturity dates for the $700,000 are November and December 2001, and the maturity dates for the $650,000 are January and February 2003.

    The Board of Directors of On Stage offered the holders of the debentures convertible into common stock the choice to either (a) maintain the original agreement with respect to the notes, or (b) exchange the debentures with Series A Preferred Stock which contains the right to convert the preferred stock into common stock at $0.50 per share, and receive preferential dividends, payable quarterly in arrears at a rate of 12% per annum, until conversion. On June 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Preferred Stock. The market price of the common stock on the day of the transaction in relation to the conversion price of the preferred stock resulted in a deemed dividend of $202,105.

(2) Acquisition of Country Tonite

    In February 2001, On Stage acquired substantially all the assets of CRC of Branson, Inc. and Country Tonite Enterprises, Inc., which primarily consisted of all of their rights and title in and to Country Tonite, for a purchase price of $3,800,000. The assets acquired were transferred to Country Tonite Branson, LLC, a wholly-owned subsidiary of On Stage. Country Tonite is an award-winning theatrical production, which has been presented in Branson, Missouri and Pigeon Forge, Tennessee.

    The terms of the agreement call for initial payments of $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001 and $500,000 on March 15, 2001, with the balance of $2,800,000 due on July 31, 2001, with interest at 10% payable monthly. On Stage took over management and control (of the show in Branson, Missouri) on or about March 7, 2001. On Stage also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee for quality control purposes. However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition.

    The acquisition has been accounted for as a purchase and, accordingly, the operating results of Country Tonite have been included in our consolidated financial statements since the date of acquisition. The show rights acquired (approximately $3,764,000) are being amortized on a straight-line basis over 15 years.

    The following unaudited pro forma consolidated results of operations for the quarter ended June 30, 2000 and 2001 assume the acquisition occurred as of January 01, 2000:

	Six months ended June 30, 2001	Six months ended June 30, 2000
Net revenues	$10,496,211	$9,315,414
Net loss from continuing operations	(1,523,121)	(7,512,737)
Loss per common share:
Basic and diluted	(.42)	(1.04)

    Country Tonite had no revenue for the months of January and February, 2000 and 2001, as the show was closed during the off-season months.

(3) Convertible Preferred Stock

    On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm ("MDC"), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. According to the terms of the MDC investment, MDC will have the opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. The second and third tranches of the investment are in the form of warrants exercisable during the next ten (10) years at the option of the Company contingent on, among other things, its achieving certain EBITDA levels. The Company is currently not in compliance with such EBITDA requirements. The fourth tranche is exercisable by On Stage during the next ten (10) years only after funding of the third tranche. The convertible preferred securities bear dividends at the rate of twelve percent (12%) per annum (10% cash plus 2% paid in kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors. A change in control provision could under certain circumstances require the redemption of the preferred stock. The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value. In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred with the transaction, in the amount of $500,000 and agreed to pay MDC a transaction fee of $500,000. These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Convertible Preferred Stock of $4,700,000. For accounting purposes, the fees and expenses are being accreted over a 10 year period of time and will result in the convertible preferred stock accreting to its liquidation value. The market price of the preferred stock resulted in a deemed dividend of $2,812,800.

(4) Ripley's Live...Believe It or Not!®

    On March 27, 2001, On Stage announced that it entered into a multiple year lease with Jimmy Osmond, of OFT, LTD, to open Ripley's Live...Believe It or Not!® in Branson, Missouri at the Osmond Family Theater in May 2001. The lease term is for period of thirty-three (33) months, commencing on April 2001 and continuing through December 31, 2003.

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

    For the six months ended June 30, 2000, potential diluted securities representing 1,224,850 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive. For the six months ended June 30, 2001, potential dilutive securities representing 1,464,850 outstanding stock options and 4,410,155 outstanding common stock warrants and 1,452,632 shares of preferred stock, which are convertible into 14,526,316 of common shares, are not included, since their effect would be anti-dilutive. Furthermore, the Company has warrants that are convertible into 14,000,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon the Company achieving certain EBITDA levels. These potential dilutive securities are not included, since their effect would be anti-dilutive.

(6) Segment information

    The following information is presented in accordance with SFAS No. 131.

    On Stage derives its net revenues from five business units categorized by three reportable segments:

  •
  Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide. In addition, this segment also operates the Legends show at the Imperial Palace in Las Vegas, Nevada, and at Bally's Park Place in Atlantic City, New Jersey.

  •
  Theaters. The Theaters segment presents live theaters and dinner theaters in urban and resort tourist locations. The Theaters segment derives revenues from the sale of tickets, food and beverages to patrons who attend the live theatrical productions.

  •
  Events. The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for fixed fees. Revenues generated from the Events segment are included in the Casinos segment.

  •
  Merchandise. The Merchandise segment sells merchandise and souvenir photography products to patrons who attend the Casinos, Theaters, and Events productions. Revenues generated from the merchandise segment are included in the Theaters segment.

  •
  Production Services. The Production Services segment sells technical equipment and services to commercial clients. However, the Production Services segment's primary focus is to provide technical support for all of the Casinos, Theaters, Events and Merchandise segments.

    The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies contained in the Annual Report on Form 10-KSB. On Stage's management evaluates the performance of its operating segments based upon the profit or loss from operations.

    On Stage reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

    The following table sets forth the segment profit/(loss) and asset information:

	For the six months ended June 30, 2000
	Casino	Production	Theaters	OSE	Total Consolidated
Revenues from external customers	$4,959,682	$24,075	$8,273,490	$—	$13,257,247
Interest expense	$2,028	$—	$1,809,515	$46,186	$1,857,729
Depreciation and amortization	$200,057	$54,146	$241,874	$705,745	$1,201,822
Segment profit (loss)	$1,308,421	$(412,517)	$(8,299,049)	$(1,491,486)	$(8,894,631)
Segment fixed assets	$3,216,367	$899,897	$10,572,140	$1,865,215	$16,553,319
Additions to long-lived assets	$8,064	$11,971	$48,730	$7,228	$75,993
	For the six months ended June 30, 2001
	Casino	Production	Theaters	OSE	Total Consolidated
Revenues from external customers	$3,549,053	$4,220	$6,942,938	$—	$10,496,211
Interest expense	$1,009	$—	$138,722	$200,654	$340,385
Depreciation and amortization	$198,698	$56,584	$189,728	$99,789	$544,799
Segment profit (loss)	$1,060,000	$(518,120)	$(575,293)	$(1,361,521)	$(1,394,934)
Segment fixed assets	$3,002,743	$863,033	$1,644,660	$1,134,097	$6,644,533
Additions to long-lived assets	$35,020	$6,899	$363,475	$53,718	$459,112

(7) Subsequent Events

    On August 1, 2001, MDC funded its second investment in On Stage by exercising warrants (per the terms of the prior MDC investment) for Series A Convertible Preferred Stock in the amount of $2,000,000. At the time, On Stage's financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC's obligation to fund the second investment. MDC initially denied the Company's $2,000,000 funding request, the proceeds of which the Company planned to utilize to the fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001. MDC subsequently agreed to consummate the funding in exchange for the receipt of a warrant to purchase 400,000 shares of the Company's Series A Convertible Stock at an exercise price of $0.00001 for a ten (10) year period, which may only be exercised in the event the Company fails to make its cumulative EBITDA targets for the 2002 and 2003 calendar years. Thus, MDC's $2,000,000 investment will be convertible into either 4,000,000 common shares, or, in the case the Company fails to make certain EBITDA targets, 8,000,000 common shares.

    As a result of this funding, on August 2, 2001, the Company satisfied in full, its 10% interest-bearing note due to BounceBack Technologies.com, Inc. by remitting cash payments totaling $2,800,000 plus accrued and unpaid interest.

(8) New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of show rights is $3,680,090. Amortization expense during the six-month period ended June 30, 2001 was $83,638. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

(9) Loan to Chairman and Founder

    On March 30, 2001, the Board of Directors authorized On Stage to make an advance of $150,000 to John W. Stuart, the Chairman and founder, which is to be repaid within two (2) years, bears interest at the rate of twelve percent (12%) per annum and is evidenced by a promissory note in favor of On Stage. In consideration for this loan, Mr. Stuart agreed to use the funds to regain certain shares of his stock in On Stage, which he previously pledged in connection with a margin loan. Once the shares were regained, they were delivered to On Stage as additional security for the repayment of the advance. In further consideration for the advance, Mr. Stuart entered into a post-employment non-compete agreement in favor of On Stage.

(10) Option Pool

    On March 30, 2001, the compensation committee recommended that the stockholders approve a 2,500,000 increase to the option pool, which options shall be issued at the discretion of our Board of Directors as an incentive to management, employees and Board members. This recommendation has been approved by the stockholders at the Annual Meeting.

(11) Chief Financial Officer

    On May 1, 2001, On Stage hired Margaret Ann Freman to serve as the Company's Senior Vice President and Chief Financial Officer, effective May 21, 2001. Her compensation package includes an annual base salary of $135,000, and options to purchase 150,000 shares of the Company's common stock at an exercise price of $0.58.

(12) Compensation Committee

    At the Special Meeting of the Board of Directors for On Stage, held March 30, 2001, the Board elected Robert Hellman to serve as the Chairman of the compensation committee, with Greg McIntosh and Chris Frigon serving as additional members. The members of the compensation committee held its first meeting at the special board meeting on March 30, 2001, and approved the following transactions; (a) the salary of Timothy J. Parrott, Board Member, President and Chief Executive Officer, was increased from $120,000 per annum to $250,000, effective April 1, 2001; and (b) Jeffrey Victor, Executive Vice President and Chief Operating Officer, was granted a one-year employment contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage's productions, the expansion of existing and potential gaming and tourist markets, exposure to various trends in the gaming industry, acquisition plans and the benefits anticipated from these acquisitions, business strategy, outstanding litigation matters and the available defenses, the seasonality of its business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

    The most important factors that could prevent On Stage from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business—Risk Factors" in Item 1 of its Annual Report on Form 10-KSB for the year ended December 31, 2000, as well as the following:

  •
  The dependence on its flagship Legends in Concert production and its principal production venues;

  •
  The ability to successfully produce and market new productions and to manage the growth associated with any new productions;

  •
  Risks associated with its acquisition strategy, including its ability to successfully identify, complete and integrate strategic acquisitions;

  •
  The ability to meet its commitments, obtain alternative and additional financing on commercially reasonable terms;

  •
  The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish its services;

  •
  Fluctuations in quarterly operating results and the highly seasonal nature of its business;

  •
  The ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates, as well as its ability to protect its intellectual property rights;

  •
  The ability to avoid future litigation; and

  •
  The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by the Company, its revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

    The following tables set forth the results of operations for the reportable segments indicated:

	For the quarter ended June 30, 2000
	Casino	Production	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenue	$2,486,233	$13,405	$4,651,852	$7,151,490	$—	$7,151,490
Cost of revenues	1,657,216	196,543	3,820,303	5,674,062	—	5,674,062

Gross profit (loss)	829,017	(183,138)	831,549	1,477,428	—	1,477,428
Selling, general & administrative	115,257	—	194,827	310,084	427,688	737,772
Depreciation & amortization	99,977	27,137	84,729	211,843	48,508	260,351

Operating income (loss)	613,783	(210,275)	551,993	955,501	(476,196)	479,305
Interest expense, net	(399)	—	(1,140,147)	(1,140,546)	(19,378)	(1,159,924)
Loss on disposal of Fixed assets	—	—	(5,856)	(5,856)	—	(5,856)

Net income (loss)	$613,384	$(210,275)	$(594,010)	$(190,901)	$(495,574)	$(686,475)

	For the quarter ended June 30, 2001
	Casino	Production	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$1,731,029	$75	$4,738,812	$6,469,916	$—	$6,469,916
Cost of revenues	1,034,964	260,935	4,400,643	5,696,542	—	5,696,542

Gross profit (loss)	696,065	(260,860)	338,169	773,374	—	773,374
Selling, general & administrative	33,128	—	36,646	69,774	584,254	654,028
Depreciation & amortization	98,719	28,382	118,352	245,453	50,361	295,814

Operating income (loss)	564,218	(289,242)	183,171	458,147	(634,615)	(176,468)
Interest expense, net.	(231)	—	(72,085)	(72,316)	(128,306)	(200,622)

Net Income (loss)	$563,987	$(289,242)	$111,086	$385,831	$(762,921)	$(377,090)

	For the six months ended June 30, 2000
	Casino	Production	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenue	$4,959,682	$24,075	$8,273,490	$13,257,247	$—	$13,257,247
Cost of revenues	3,207,288	382,446	7,302,232	10,891,966	—	10,891,966

Gross profit (loss)	1,752,394	(358,371)	971,258	2,365,281	—	2,365,281
Selling, general & administrative	241,888	—	351,344	593,232	739,555	1,332,787
Depreciation & amortization	200,057	54,146	241,874	496,077	705,745	1,201,822
Loss on write-down of assets	—	—	6,861,718	6,861,718		6,861,718

Operating income (loss)	1,310,449	(412,517)	(6,483,678)	(5,585,746)	(1,445,300)	(7,031,046)
Interest expense, net	(2,028)	—	(1,809,515)	(1,811,543)	(46,186)	(1,857,729)
Loss on disposal of Fixed assets	—	—	(5,856)	(5,856)	—	(5,856)

Net income (loss)	$1,308,421	$(412,517)	$(8,299,049)	$(7,403,145)	$(1,491,486)	$(8,894,631)

	For the six months ended June 30, 2001
	Casino	Production	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$3,549,053	$4,220	$6,942,938	$10,496,211	$—	$10,496,211
Cost of revenues	2,221,665	465,756	7,123,383	9,810,804	—	9,810,804

Gross profit (loss)	1,327,388	(461,536)	(180,445)	685,407	—	685,407
Selling, general & administrative	67,681	—	66,398	134,079	1,061,078	1,195,157
Depreciation & amortization	198,698	56,584	189,728	445,010	99,789	544,799

Operating income (loss)	1,061,009	(518,120)	(436,571)	106,318	(1,160,867)	(1,054,549)
Interest expense, net.	(1,009)	—	(138,722)	(139,731)	(200,654)	(340,385)

Net Income (loss)	$1,060,000	$(518,120)	$(575,293)	$(33,413)	$(1,361,521)	$(1,394,934)

Quarter Ended June 30, 2000 versus Quarter Ended June 30, 2001

    Net Revenues.  Revenues were approximately $6,470,000 for the quarter ended June 30, 2001 compared to  $7,151,000 for the quarter ended June 30, 2000, a decrease of $681,000, or 9.5%. Revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

    Casinos revenues were approximately $1,731,000 for the quarter ended June 30, 2001 compared to $2,486,000 for the quarter ended June 30, 2000, a decrease of $755,000, or 30.4%. This decrease was primarily attributable to a decrease in limited engagements and corporate events.

    Production Services revenues were approximately $75 for the quarter ended June 30, 2001 compared to $13,000 for the quarter ended June 30, 2000, a decrease of $12,925, or 99.4%. The decrease was primarily attributable to a reduction in equipment rental revenues.

    Theaters revenues were approximately $4,739,000 for the quarter ended June 30, 2001 compared to $4,652,000 for the quarter ended June 30, 2000, an increase of $87,000, or 1.9%. The increase was primarily attributable to the new shows Country Tonite and Ripley's opening in Branson, Missouri, partially offset by the discontinuation of the Company's shows in Orlando, Florida.

    Costs of Revenues.  Total costs of revenues were $5,697,000 for the quarter ended June 30, 2001 compared to $5,674,000 for the quarter ended June 30, 2000, an increase of $23,000, or .4%. Costs of revenues increased to 88.0% of net revenues for the quarter ended June 30, 2001, as compared to 79.3% for the quarter ended June 30, 2000. This increase in costs of revenues, as a percentage of revenues was primarily attributable to the seasonality of the business, the discontinuation of shows in Orlando, Florida (which ran in 2000 but not in 2001), and the inclusion of Country Tonite operations.

    Selling, General and Administrative.  Selling, general and administrative costs were approximately $654,000 for the quarter ended June 30, 2001 as compared to $738,000 for the quarter ended June 30, 2000, a decrease of $84,000, or 11.4%. Selling, general and administrative costs remained fairly constant at 10.0% of net revenues for both quarters.

    Depreciation and Amortization.  Depreciation and amortization for the quarter ended June 30, 2001 increased by $35,000, or 13.5%, as compared to the quarter ended June 30, 2000. The increase was primarily due to capital additions to current shows and amortization of show rights.

    Operating Income (Loss).  Operating loss was approximately $176,000 for the quarter ended June 30, 2001 compared to an operating gain of $479,000 for the quarter ended June 30, 2000, a decrease of $655,000, or 136.7%. The increase in operating loss was primarily attributable to a decrease in limited engagements, corporate events and theaters segment.

    Interest Expense, Net.  Interest expense for the quarter ended June 30, 2001 decreased by $959,000, as compared to the quarter ended June 30, 2000. The decrease was primarily due to the restructuring of the ICCMIC and First Security Bank debts.

    Income Taxes.  Federal income taxes for the quarter ended June 30, 2001 have not been accrued. At June 30, 2001, the Company had federal net operating loss carryforwards of approximately $19,202,889. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because the Company cannot determine that it is more likely than not to recognize the deferred tax assets, they have provided for a full allowance against the deferred tax assets.

Six Months Ended June 30, 2000 versus six Months Ended June 30, 2001

    Net Revenues.  Revenues were approximately $10,496,000 for the six months ended June 30, 2001 compared to  $13,257,000 for the six months ended June 30, 2000, a decrease of $2,761,000, or 20.8%. Revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

    Casinos revenues were approximately $3,549,000 for the six months ended June 30, 2001 compared to $4,960,000 for the six months ended June 30, 2000, a decrease of $1,411,000, or 28.4%. This decrease was primarily attributable to a decrease in limited engagements and corporate events.

    Production Services revenues were approximately $4,000 for the six months ended June 30, 2001 compared to $24,000 for the six months ended June 30, 2000, a decrease of $20,000, or 83.3%. The decrease was primarily attributable to a reduction in equipment rental revenues.

    Theaters revenues were approximately $6,943,000 for the six months ended June 30, 2001 compared to $8,273,000 for the six months ended June 30, 2000, a decrease of $1,330,000, or 16.1%.

The decrease was primarily attributable to the discontinuation of the Company's shows in Orlando, Florida.

    Costs of Revenues.  Total costs of revenues were $9,811,000 for the six months ended June 30, 2001 compared to $10,892,000 for the six months ended June 30, 2000, a decrease of $1,081,000, or 9.9%. Costs of revenues increased to 93.5% of net revenues for the six months ended June 30, 2001, as compared to 82.2% for the six months ended June 30, 2000. This increase in costs of revenues, as a percentage of revenues was primarily attributable to the seasonality of the business, the discontinuation of shows in Orlando, Florida (which ran in 2000 but not in 2001), and the inclusion of Country Tonite operations, that had no revenues for the months of January and February.

    Selling, General and Administrative.  Selling, general and administrative costs were approximately $1,195,000 for the six months ended June 30, 2001 as compared to $1,332,000 for the six months ended June 30, 2000, a decrease of $137,000, or 10.3%. Selling, general and administrative costs increased to 11.3% of net revenues for the six months ended June 30, 2001 as compared to 10.1% for the six months ended June 30, 2000.

    Depreciation and Amortization.  Depreciation and amortization for the six months ended June 30, 2001 decreased by $657,000, or 54.7%, as compared to the six months ended June 30, 2000. The decrease was primarily due to the discontinuation of shows in Orlando, Florida and related foreclosures of certain assets.

    Operating Loss.  Operating loss was approximately $1,055,000 for the six months ended June 30, 2001 compared to an operating loss of $7,031,000 for the six months ended June 30, 2000, a decrease of $5,976,000, or 85%. The decrease in operating loss was primarily attributable to the write down in March 2000 of assets held for sale and subject to foreclosure.

    Interest Expense, Net.  Interest expense for the six months ended June 30, 2001 decreased by $1,517,000, as compared to the six months ended June 30, 2000. The decrease was primarily due to the restructuring of the ICCMIC and First Security Bank debts.

    Income Taxes.  Federal income taxes for the quarter ended June 30, 2001 have not been accrued. At June 30, 2001, the Company had federal net operating loss carryforwards of approximately $19,202,889. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because the Company cannot determine that it is more likely than not to recognize the deferred tax assets, they have provided for a full allowance against the deferred tax assets.

Seasonality and Quarterly Results

    On Stage's business has been, and is expected to remain, highly seasonal, with the majority of its revenue being generated during the months of April through October. Part of its business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

    The following table sets forth On Stage's net revenue for each of the last four quarters ended March 31, 2001:

Net Revenues
($ in thousands)

	March 31	June 30	September 30	December 31
Fiscal 2000	$6,106	$7,151	$6,393	$4,487
Fiscal 2001	$4,026	$6,470	$—	$—

Liquidity and Capital Resources

General

    The Company has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. The Company anticipates, based on its proposed plans and assumptions relating to its operations, that its current cash, cash equivalent balances, and anticipated revenue from operations and are sufficient to fund its ongoing operations.

Cash Flow

    For the six months ended June 30, 2000, On Stage had net cash provided by operations of approximately $696,000. As of June 30, 2000, On Stage had approximately $616,000 in cash and cash equivalents. The cash provided by operations was primarily attributable to the write down of assets and write off deferred financing costs.

    For the six months ended June 30, 2001, On Stage had net cash used in operations of approximately $1,696,000. As of June 30, 2001, On Stage had approximately $2,399,000 in cash and cash equivalents. The cash used in operations for the six months ending June 30, 2001 was primarily attributable to the decrease of accounts payable and accrued expenses.

    The net cash used in investing activities for the six months ended June 30, 2000 of $153,000 was primarily attributable to capital expenditures and advances on note receivable from stockholders. The net cash used in investing activities for the six months ended June 30, 2001 of $863,000 was primarily attributable to the acquisition of show rights, in addition to capital expenditures and advances on note receivable from officer.

    Net cash used in financing activities for the six months ended June 30, 2000 of $302,000, was primarily attributable to repayment of line of credit and long-term debt. Net cash provided by financing activities for the six months ended June 30, 2001 of $4,440,500, was primarily attributable to the proceeds from convertible debentures and proceeds from the issuance of Series A Convertible Preferred Stock, partially offset by payment on long-term debt.

Working Capital

    At June 30, 2000, the Company had a working capital deficit of approximately $18,837,000 which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, a note payable to an officer, and the reclassification of the ICCMIC mortgage loan to current liabilities. At June 30, 2001, the Company had a working capital deficit of approximately $2,080,000, which resulted primarily from an increase in short-term debt associated with the purchase of Country Tonite. This increase was partially offset by an increase in cash and cash equivalents.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    During the six months ended June 30, 2001, On Stage made the following private placements of unregistered securities to accredited investors.

    During late 2000 and early 2001, On Stage raised $700,000 and $650,000, respectively, from accredited private investors to assist with meeting capital requirements, paying for expenses associated with restructuring and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley's. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79. The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over two (2) years. The maturity dates for the $700,000 debentures are November and December 2001, and the maturity dates for the $650,000 debentures are January and February 2003.

    On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm ("MDC"), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. According to the terms of the MDC investment, MDC will have the opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. The second and third tranches of the investment are in the form of warrants exercisable during the next ten (10) years at the option of the Company contingent on, among other things, its achieving certain EBITDA levels. The Company is currently not in compliance with such EBITDA requirements. The fourth tranche is exercisable by On Stage during the next ten (10) years only after funding of the third tranche. The convertible preferred securities bear dividends at the rate of twelve percent (12%) per annum (10% cash plus 2% paid in kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors. A change in control provision could under certain circumstances require the redemption of the preferred stock. The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value. In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred with the transaction, in the amount of $500,000 and agreed to pay MDC a transaction fee of $500,000. These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Convertible Preferred Stock of $4,700,000. For accounting purposes, the fees and expenses are being accreted over a 10 year period of time and will result in the convertible preferred stock accreting to its liquidation value. The market price of the preferred stock resulted in a deemed dividend of $2,812,800.

    The Board of Directors of On Stage offered the holders of the debentures convertible into common stock the choice to either (a) maintain the original agreement with respect to the notes, or (b) exchange the debentures with Series A Preferred Stock which contains the right to convert the preferred stock into common stock at $0.50 per share, and receive preferential dividends, payable quarterly in arrears at a rate of 12% annum, until conversion. On June 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Preferred Stock. The maket price of the common stock on the day of the transaction in relation to the conversion price of the preferred stock resulted in a deemed dividend of $202,105.

    The sales of the above securities were considered to be exempt from regulations under the Securities Act of 1933, as amended, in reliance on Sections (2) and Regulation D promulgated thereunder as transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders.

    On March 12, 2001, On Stage held a Special Meeting of Stockholders at which the stockholders approved the following:

    Approving an amendment to On Stage's Articles of Incorporation to:

  •
  Increase the number of authorized shares of common stock from 25,000,000 to 100,000,000;

  •
  Increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000; and

  •
  Amend the par value of the preferred stock from $1.00 per share to $0.01 per share.

    FOR 7,638,266, AGAINST 0, ABSTAIN 0, BROKER NON-VOTE 3,669,664

Item 5. Other Information

    None

Item 6. Exhibits & Reports on Form 8-K

(1)
Current report on Form 8-K dated February 1, 2001 filed with the Securities and Exchange Commission on May 29, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: August 13, 2001	By:	/s/ TIMOTHY J. PARROTT Timothy J. Parrott President and Chief Executive Officer

Date: August 13, 2001	By:	/s/ MARGARET ANN FREMAN Margaret Ann Freman Senior Vice President and Chief Financial Officer

QuickLinks

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
On Stage Entertainment, Inc. and Subsidiaries Consolidated Balance Sheets
On Stage Entertainment, Inc. and Subsidiaries Consolidated Statements of Operations
On Stage Entertainment, Inc. and Subsidiaries Consolidated Statements of Operations
On Stage Entertainment, Inc. and Subsidiaries Consolidated Statements of Cash Flows Increase (Decrease) in Cash and Cash Equivalents
Supplemental Schedule of Non-Cash Investing and Financing Activities
On Stage Entertainment, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit)
On Stage Entertainment, Inc. and Subsidiaries Notes to Consolidated Financial Statements June 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Revenues ($ in thousands)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits & Reports on Form 8-K
SIGNATURES