Form 10QSB
period 2001-09-30
ON STAGE ENTERTAINMENT INC
filed 2001-11-14
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act

For the Transition period from ________ to __________

Commission file number    0-29402

ON STAGE ENTERTAINMENT, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA

88-0214292

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4625 W. NEVSO DRIVE, LAS VEGAS, NEVADA

89103

(Address of Principal Executive Offices)	(Zip Code)

(702) 253-1333
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒            No           ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 13, 2001, was 11,307,930.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage’s expansion of existing and potential gaming and tourist markets, exposure to various trends in the gaming industry, On Stage’s acquisition plans and the benefits anticipated from these acquisitions, business strategy, outstanding litigation matters and the defenses available, the seasonality of business, and liquidity issues, as well as information contained elsewhere in this report, where current statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
		2001
Assets	2000	(unaudited)
Current assets
Cash and cash equivalents	$517,353	$1,540,223
Accounts receivable, net	561,239	759,478
Inventory	89,996	127,680
Deposits	166,092	283,659
Prepaid and other assets	291,652	451,813
Note receivable from officer	-0-	173,811
Total current assets	1,626,332	3,336,664
Property, equipment and leasehold improvements	6,185,424	6,777,596
Less: Accumulated depreciation and amortization	(5,346,133)	(6,002,601)
Property, equipment and leasehold improvements, net	839,291	774,995
Direct acquisition costs	100,000	-0-
Show rights, net of accumulated amortization of $146,367	-0-	3,617,364
	$2,565,623	$7,729,023
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,625,040	$329,573
Accrued payroll and other liabilities	1,316,329	2,451,632
Convertible debentures, net of beneficial conversion	700,000	141,692
Current maturities of long-term debt	600,000	600,000
Total current liabilities	4,241,369	3,522,897
Long-term debt, less current maturities	551,798	78,298
Total liabilities	4,793,167	3,601,195
Commitments and contingencies	-0-	-0-
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,852,632 issued and outstanding, liquidation price $8,000,000	-0-	8,023,514
Stockholders’ equity (deficit)
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	12,652,111	16,754,991
Accumulated deficit	(14,992,734)	(20,763,756)
Total stockholders’ deficit	(2,227,544)	(3,895,686)
	$2,565,623	$7,729,023

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended September 30,
	2000	2001
	(Unaudited)	(Unaudited)
Net revenues	$6,393,371	$7,322,046

Costs of revenues	5,086,094	6,089,059

Gross profit	1,307,277	1,232,987

Operating expenses
Selling, general and administrative	1,040,183	751,236
Depreciation and amortization	254,843	256,152

Total operating expenses	1,295,026	1,007,388

Operating income (loss)	12,251	225,599

Interest income (expense), net	(32,651)	(41,782)
Other income (expense)	292,956	-0-
Loss on disposition of property, plant and equipment	(298,118)	-0-

Net income (loss) before extraordinary item	(25,562)	183,817
Extraordinary item – troubled debt restructuring loss	(56,591)	-0-
Net income (loss)	(82,153)	183,817

Deemed dividends for preferred stock	-0-	(1,000,000)
Dividends accreted for preferred stock	-0-	(32,500)
Dividends accrued for preferred stock	-0-	(258,000)

Net loss applicable to common shares	(82,153)	(1,106,683)

Basic and diluted loss per share from continuing operations	(0.00)	(0.10)

Basic and diluted loss per share from extraordinary item	(0.01)	-0-

Basic and diluted loss per common share	(0.01)	(0.10)

Basic and diluted average number of common shares outstanding	7,226,808	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine months ended September 30,
	2000	2001
	(Unaudited)	(Unaudited)
Net revenues	$19,650,618	$17,818,257

Costs of revenues	15,978,060	15,899,863

Gross profit	3,672,558	1,918,394

Operating expenses
Selling, general and administrative	2,372,970	1,946,393
Depreciation and amortization	1,456,665	800,951

Total operating expenses	3,829,635	2,747,344

Operating loss	(157,077)	(828,950)

Interest income (expense), net	(1,890,380)	(382,167)
Other income (expense)	292,956	-0-
Loss on disposition of property, plant and equipment	(303,974)	-0-

Net income (loss) before extraordinary item	(2,058,475)	(1,211,117)
Extraordinary item – troubled debt restructuring loss	(6,918,309)	-0-
Net income loss	(8,976,784)	(1,211,117)

Deemed dividends for preferred stock	-0-	(4,014,905)
Dividends accreted for preferred stock	-0-	(65,000)
Dividends accrued for preferred stock	-0-	(480,000)

Net loss applicable to common shares	(8,976,784)	(5,771,022)

Basic and diluted loss per share from continuing operations	(0.28)	(0.51)

Basic and diluted loss per share from extraordinary item	(0.96)	-0-

Basic and diluted loss per common share	(1.24)	(0.51)

Basic and diluted average number of common shares outstanding	7,226,808	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Nine months ended September 30,
	2000	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(8,976,784)	(1,211,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,456,665	800,951
Direct acquisition costs	597,328	-0-
Write off of debt financing costs	927,190	-0-
Write down of assets held for sale and subject to foreclosure	6,918,309	-0-
Loss on disposal of property, plant and equipment	303,974	-0-
Amortization of beneficial conversion	-0-	79,667
Increase/decrease in -
Accounts receivable	606,039	(198,251)
Inventory	47,158	(37,684)
Deposits	(64,765)	(81,298)
Prepaid and other assets	(59,765)	(158,274)
Accounts payable and accrued expenses	(653,867)	(1,295,467)
Accrued payroll and other liabilities	57,337	655,315
Total adjustments	10,135,603	(235,041)

Net cash provided by (used in) operating activities	1,158,819	(1,446,158)

Cash flows from investing activities
Proceeds from sale of assets	2,000,000	-0-
Advances on notes receivable from officer	(149,292)	(173,811)
Acquisition of show rights	-0-	(250,000)
Capital expenditures	(107,770)	(592,175)

Net cash provided by (used in) investing activities	1,742,938	(1,015,986)

Cash used in financing activities
Repayment on long term borrowing	(2,481,104)	(473,500)
Notes payable to officer	-0-	-0-
Cash received on notes payable to officer	21,371	-0-
Conversion of debentures	-0-	58,514
Proceeds received from convertible debentures	-0-	650,000
Proceeds from issuance of Series A preferred stock	-0-	6,700,000
Repayment of short term borrowing	-0-	(3,450,000)

Net cash provided by (used in) financing activities	(2,459,733)	3,485,014

Net increase in cash and cash equivalents	442,024	1,022,870
Cash and cash equivalents at beginning of period	374,587	517,353

Cash and cash equivalents at end of period	816,611	1,540,223

See notes to consolidated financial statements.

Supplemental disclosure of cash flow information

Cash paid during the period for –

Interest	10,380	302,558

Income taxes	-0-	-0-

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

The issuance of $7,958,514 of Series A Convertible Preferred Stock resulted in a deemed dividend of $4,014,905.

Accretion of discount and fees on Series A Convertible Preferred Stock of $65,000.

Accrued dividends of $480,000 on Series A Convertible Preferred Stock were recognized.

Issuance of $1,350,000 convertible debentures resulted in a beneficial conversion of $87,975.

Issuance of short-term note of $3,450,000 (and cash of $350,000) to acquire intangible show rights.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2001	11,307,930	$113,079	$12,652,111	$(14,992,734)	$(2,227,544)

Deemed dividends recognized on Series A Convertible Preferred Stock	-	-	2,812,800	(2,812,800)	-
Accrued dividends on Series A Convertible Preferred Stock	-	-	-	(30,000)	(30,000)
Beneficial conversion on Convertible Debentures	-	-	87,975	-	87,975
Net loss	-	-	-	(1,017,844)	(1,017,844)

Balance March 31, 2001	11,307,930	$113,079	$15,552,886	$(18,853,378)	$(3,187,413)

Deemed dividends recognized on Series A Convertible Preferred Stock	-	-	202,105	(202,105)	-
Accrued dividends on Series A Convertible Preferred Stock	-	-	-	(192,000)	(192,000)
Dividends accreted on Series A Convertible Preferred Stock	-	-	-	(32,500)	(32,500)
Net loss	-	-	-	(377,090)	(377,090)

Balance June 30, 2001	11,307,930	$113,079	$15,754,991	$(19,657,073)	$(3,789,003)

Deemed dividends recognized on Series A Convertible Preferred Stock	-	-	1,000,000	(1,000,000)	-
Accrued dividends on Series A Convertible Preferred Stock	-	-	-	(258,000)	(258,000)
Dividends accreted on Series A Convertible Preferred Stock	-	-	-	(32,500)	(32,500)
Net income (loss)	-	-	-	183,817	183,817

Balance September 30, 2001	11,307,930	$113,079	$16,754,991	$(20,763,756)	$(3,895,686)

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2001

Basis of Presentation

The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries: Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill’s California, Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; and On Stage Theaters Surfside Beach, Inc.

In the opinion of the management of On Stage Entertainment, Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of the results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes included in our Form 10-KSB for the fiscal year ended December 31, 2000.

(1)       Private Placement

During late 2000 and early 2001, On Stage raised  $700,000 and $650,000, respectively, from accredited private investors to assist with meeting its capital requirements, paying for expenses associated with its restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79.  The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over two years. The maturity dates for  $700,000 of the convertible debentures are November and December 2001, and the maturity dates for  $650,000 of the convertible debentures are January and February 2003.

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

The terms of the agreement called for initial payments of $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001 and $500,000 on March 15, 2001, with the balance of $2,800,000 due on July 31, 2001, with interest at ten percent (10%) payable monthly.  On Stage took over management of the show in Branson, Missouri in March 2001. On August 2, 2001, On Stage satisfied, in full, its 10% interest bearing note payable by remitting cash payments totaling $2,800,000, plus accrued and unpaid interest.

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

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and 2001 assume the acquisition occurred as of January 1, 2000:

	Quarter ended	Quarter ended
	September 30, 2001	September 30, 2000
Net revenues	$7,322,046	$8,195,664
Net income (loss) from continuing operations	58,805	(8,548,923)
Loss per common share:
Basic and diluted	(0.12)	(1.15)

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000
Net revenues	$17,818,257	$23,616,835
Net loss from continuing operations	(1,377,949)	(8,465,872)
Loss per common share:
Basic and diluted	(0.53)	(1.16)

Country Tonite had no revenue for the months of January 2000 and 2001, as the show was closed during the off-season month.

(3)       Convertible Preferred Stock

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm ("MDC"), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities.  According to the terms of the MDC investment, MDC will have an opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively.  The second and third tranches of the investment are in the form of warrants exercisable during the next ten (10) years at the option of On Stage, contingent on, among other things, its achieving certain EBITDA levels.   The fourth tranche is exercisable by On Stage during the next ten (10) years only after funding of the third tranche.  The convertible preferred securities bear dividends at the rate of twelve percent (12%) per annum (10% cash plus 2% paid in kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors.  A change in control provision could under certain circumstances require the redemption of the preferred stock.

The first $6,000,000 investment was made on March 13, 2001, with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value.  In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred with the transaction, in the amount of $500,000, and agreed to pay MDC a transaction fee of $500,000.  These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Series A Convertible Preferred Stock of $4,700,000.  For accounting purposes, the fees and expenses are being accreted over a 10 year period of time and will result in the Series A Convertible Preferred Stock accreting to its liquidation value. The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

On March 13, 2001, On Stage entered into an advisory services agreement with MDC. On Stage agreed to pay MDC a fee of $250,000 for services rendered through March 30, 2002, and thereafter, a fee for each fiscal quarter equal to the greater of $62,500 or one-fourth of one percent (0.25%) of On Stage’s gross revenues reported for the four most recent fiscal quarters then ended.  In no event shall the fee exceed $95,000 for any one fiscal quarter.  This agreement expires on March 13, 2006.

On August 1, 2001, MDC funded its second investment in On Stage by exercising warrants (per the terms of the prior MDC investment) for 400,000 shares of Series A Convertible Preferred Stock in the amount of $2,000,000.  The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $1,000,000.  At the time, On Stage’s financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC’s obligation to fund the second investment.   However, MDC agreed to consummate the funding on the condition that MDC receive a warrant to purchase an additional 400,000 shares of On Stage’s Series A  Convertible Stock at an exercise price of $0.00001 exercisable for a 10-year period.  The warrant may only be exercised if On Stage fails to meet its cumulative EBITDA targets for the 2002 and 2003 calendar years.  Thus, MDC’s $2,000,000 investment will be convertible into either 4,000,000 common shares, or, if On Stage fails to achieve certain EBITDA targets, 8,000,000 common shares.  On Stage used the investment to fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001.

(4)       Osmond Family Theater

In March 2001, On Stage entered into a 33-month lease with OFT, LTD, to lease the Osmond Family Theater in Branson, Missouri beginning on April 1, 2001 and continuing through December 31, 2003.  The annual rental is $400,000, payable in monthly installments of approximately $33,333.

(5)       Loss per share

Statement of Financial Accounting Standard No. 128, Earnings per Share, provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.

For the nine months ended September 30, 2000, potential dilutive securities representing 1,224,850 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive. For the nine months ended September 30, 2001, potential dilutive securities representing 1,464,850 outstanding stock options and 4,410,155 outstanding common stock warrants and 1,852,632 shares of preferred stock, which are convertible into 18,526,326 of common shares, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 13,600,000 shares of preferred stock which further convert into 27,200,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels.  These potential dilutive securities are not included, since their effect would be anti-dilutive.

(6)       Segment information

The following information is presented in accordance with SFAS No. 131.

On Stage derives its net revenues from five business units categorized by three reportable segments:

•      Casinos.  The Casinos segment primarily sells live theatrical productions to casinos for fixed fees.  The Casinos segment operates the Legends show at the Imperial Palace in Las Vegas, Nevada, and at Bally’s Park Place in Atlantic City, New Jersey.

•      Production Services.  The Production Services segment sells technical equipment and services to commercial clients.  However, the Production Services segment’s primary focus is to provide technical support for all of the Casinos, Theaters, Events and Merchandise segments.

•      Theaters.  The Theaters segment rents live theaters and dinner theaters in urban and resort tourist locations.  The Theaters segment derives revenues from the sale of tickets along with food and beverages to patrons who attend the live theatrical productions.

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

In addition to these five business units, On Stage reports corporate overhead costs through a separate segment, On Stage Entertainment (“OSE”).

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.  On Stage’s management evaluates the performance of its operating segments based upon the profit or loss from operations.

On Stage's reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

The following table sets forth the segment profit (loss) and asset information:

	For the quarter ended September 30, 2000
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$2,347,545	$3,643	$4,042,183	$-0-	$6,393,371
Interest expense	(194)	-0-	(51,704)	84,549	32,651
Depreciation and amortization	99,219	28,129	78,509	48,986	254,843
Segment profit (loss)	291,490	(227,724)	179,512	(325,431)	(82,153)
Segment fixed assets	3,169,863	922,744	8,675,413	1,822,567	14,590,587
Additions to long-lived assets	10,789	532	5,819	12,637	29,777

	For the quarter ended September 30, 2001
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$1,832,690	$2,900	$5,486,456	$-0-	$7,322,046
Interest expense	106	-0-	32,734	8,942	41,782
Depreciation and amortization	79,315	18,632	126,506	31,699	256,152
Segment profit (loss)	548,895	(233,456)	632,132	(763,754)	183,817
Segment fixed assets	2,966,584	938,759	1,722,259	1,149,994	6,777,596
Additions (deletions/transfers) to long-lived assets	(36,159)	75,726	77,597	15,899	133,063

	For the nine months ended September 30, 2000
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$7,307,227	$27,718	$12,315,673	$-0-	$19,650,618
Interest expense	1,834	-0-	1,757,811	130,735	1,890,380
Depreciation and amortization	299,276	82,275	320,383	754,731	1,456,665
Segment profit (loss)	1,599,911	(640,241)	(8,119,537)	(1,816,917)	(8,976,784)
Segment fixed assets	3,169,863	922,744	8,675,413	1,822,567	14,590,587
Additions to long-lived assets	18,853	14,503	54,549	19,865	107,770

	For the nine months ended September 30, 2001
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$5,381,743	$7,120	$12,429,394	$-0-	$17,818,257
Interest expense	1,115	-0-	171,456	209,596	382,167
Depreciation and amortization	278,013	75,216	316,234	131,488	800,951
Segment profit (loss)	1,608,895	(751,576)	56,839	(2,125,275)	(1,211,117)
Segment fixed assets	2,966,584	938,759	1,722,259	1,149,994	6,777,596
Additions (deletions/transfers) to long-lived assets	(1,139)	82,625	441,072	69,617	592,175

(7)       Impact of Terrorist Activities

On Stage’s business depends on the free flow of products and services through the channels of commerce.  Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition.  Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities.  We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities.  The United States economy in general, and tourism-dependent businesses in particular, are being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our business.

(8)       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that On Stage recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that On Stage reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that On Stage identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires On Stage to complete a transitional goodwill impairment test six months from the date of adoption. On Stage is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

On Stage’s previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of show rights is $3,617,364. Amortization expense during the nine-month period ended September 30, 2001 was $146,367. Currently, On Stage is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  On Stage believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  On Stage believes the adoption of this Statement will have no material impact on its financial statements.

(9)       Loan to Chairman and Founder

On March 30, 2001, the Board of Directors authorized On Stage to make an advance of $150,000 to John W. Stuart, its Chairman and founder, which is to be repaid within two years, bears interest at the rate of 12% per annum and is evidenced by a promissory note in favor of On Stage.  In consideration for this loan, Mr. Stuart agreed to use the funds to regain certain shares of his stock in On Stage, which he previously pledged in connection with a margin loss. Once the shares were regained, they were delivered to On Stage as additional security for the repayment of the advance. In further consideration for the advance, Mr. Stuart entered into a post-employment non-compete agreement in favor of On Stage.

(10)    Option Pool

At the Stockholders’ Annual Meeting on March 30, 2001, the stockholders approved a 2,500,000 increase to the option pool, which options are to be issued at the discretion of the Board of Directors as an incentive to management, employees and Board members.

(11)    Chief Financial Officer

On May 1, 2001, On Stage hired Margaret Ann Freman to serve as On Stage’s Senior Vice President and Chief Financial Officer, effective May 21, 2001.  Her compensation package includes an annual base salary of $135,000, and an agreement for options to purchase 150,000 shares of On Stage’s common stock at an exercise price of $0.58.

(12)    Compensation Committee

At the Special Meeting of the Board of Directors held March 30, 2001, the Board elected Robert Hellman to serve as the Chairman of the compensation committee, with Greg McIntosh and Chris Frigon serving as additional members. The compensation committee held its first meeting at the special board meeting on March 30, 2001, and approved an increase in the salary of Timothy J. Parrott, President and Chief Executive Officer, from $120,000 per annum to $250,000, effective April 1, 2001 and a one-year employment contract for Jeffrey Victor, Executive Vice President and Chief Operating Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The most important factors that could prevent On Stage from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of its Annual Report on Form 10-KSB for the year ended December 31, 2000, as well as the following:

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

•      The ability to avoid future litigation; and

•      The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by On Stage, its revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

The following tables set forth the results of operations for the reportable segments indicated:

For the quarter ended September 30, 2000

	Casino	Production Services	Theaters	OSE	Total Consolidated
Net revenues	2,347,545	3,643	4,042,183	-0-	6,393,371
Cost of revenues	1,844,086	203,238	3,038,770	-0-	5,086,094
Gross profit (loss)	503,459	(199,595)	1,003,413	-0-	1,307,277
Selling, general and administrative	90,880	-0-	464,451	484,852	1,040,183
Depreciation and amortization	99,219	28,129	78,509	48,986	254,843
Operating income (loss)	313,360	(227,724)	460,453	(533,838)	12,251
Interest income (expense), net	194	-0-	51,704	(84,549)	(32,651)
Loss on disposal of fixed assets	(22,064)	-0-	(276,054)	-0-	(298,118)
Other income (expense)	-0-	-0-	-0-	292,956	292,956
Net income (loss) before extraordinary item	291,490	(227,724)	236,103	(325,431)	(25,562)
Extraordinary item – troubled debt restructuring loss	-0-	-0-	(56,591)	-0-	(56,591)
Net income (loss)	291,490	(227,724)	179,512	(325,431)	(82,153)

For the quarter ended September 30, 2000

	Casino	Production Services	Theaters	OSE	Total Consolidated
Net revenues	1,832,690	2,900	5,486,456	-0-	7,322,046
Cost of revenues	1,176,465	217,724	4,694,870	-0-	6,089,059
Gross profit (loss)	656,225	(214,824)	791,586	-0-	1,232,987
Selling, general and administrative	27,909	-0-	214	723,113	751,236
Depreciation and amortization	79,315	18,632	126,506	31,699	256,152
Operating income (loss)	549,001	(233,456)	664,866	(754,812)	225,599
Interest income (expense), net	(106)	-0-	(32,734)	(8,942)	(41,782)
Net income (loss)	548,895	(233,456)	632,132	(763,754)	183,817

For the quarter ended September 30, 2000

	Casino	Production Services	Theaters	OSE	Total Consolidated
Net revenues	7,307,227	27,718	12,315,673	-0-	19,650,618
Cost of revenues	5,051,374	585,684	10,341,002	-0-	15,978,060
Gross profit (loss)	2,255,853	(557,966)	1,974,671	-0-	3,672,558
Selling, general and administrative	332,768	-0-	815,795	1,224,407	2,372,970
Depreciation and amortization	299,276	82,275	320,383	754,731	1,456,665
Operating income (loss)	1,623,809	(640,241)	838,493	(1,979,138)	(157,077)
Interest income (expense), net	(1,834)	-0-	(1,757,811)	(130,735)	(1,890,380)
Loss on disposal of fixed assets	(22,064)	-0-	(281,910)	-0-	(303,974)
Other income (expense)	-0-	-0-	-0-	292,956	292,956
Net income (loss) before extraordinary item	1,599,911	(640,241)	(1,201,228)	(1,816,917)	(2,058,475)
Extraordinary item – troubled debt restructuring loss	-0-	-0-	(6,918,309)	-0-	(6,918,309)
Net income (loss)	1,599,911	(640,241)	(8,119,537)	(1,816,917)	(8,976,784)

For the quarter ended September 30, 2000

	Casino	Production Services	Theaters	OSE	Total Consolidated
Net revenues	5,381,743	7,120	12,429,394	-0-	17,818,257
Cost of revenues	3,398,130	683,480	11,818,253	-0-	15,899,863
Gross profit (loss)	1,983,613	(676,360)	611,141	-0-	1,918,394
Selling, general and administrative	95,590	-0-	66,612	1,784,191	1,946,393
Depreciation and amortization	278,013	75,216	316,234	131,488	800,951
Operating income (loss)	1,610,010	(751,576)	228,295	(1,915,679)	(828,950)
Interest income (expense), net	(1,115)	-0-	(171,456)	(209,596)	(382,167)
Net income (loss)	1,608,895	(751,576)	56,839	(2,125,275)	(1,211,117)

Quarter Ended September 30, 2000 versus Quarter Ended September 30, 2001

Net Revenues. Revenues were approximately $7,322,000 for the quarter ended September 30, 2001 compared to  $6,393,000 for the quarter ended September 30, 2000, an increase of $929,000, or 14.5%. Revenues are derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casinos segment, and revenues from Merchandise are included in the Theaters segment.

Casino revenues were approximately $1,833,000 for the quarter ended September 30, 2001 compared to  $2,348,000 for the quarter ended September 30, 2000, a decrease of $515,000, or 21.9%. This decrease in revenues was primarily attributable to a decrease in limited engagements and corporate events for the quarter as compared to last year.

Production Services revenues were approximately $2,900 for the quarter ended September 30, 2001 compared to $3,600 for the quarter ended September 30, 2000, a decrease of $700, or 19.4%. The decrease was primarily attributable to a reduction in equipment rental revenues.

Theater revenues were approximately $5,486,000 for the quarter ended September 30, 2001 compared to  $4,042,000 for the quarter ended September 30, 2000, an increase of $1,444,000, or 35.7%.  The increase was primarily attributable to the new shows, Country Tonite and Ripley’s, opening in Branson, Missouri, and partially offset by the discontinuation of the shows in Orlando, Florida.

Costs of Revenues. Total costs of revenues were $6,089,000 for the quarter ended September 30, 2001 compared to $5,086,000 for the quarter ended September 30, 2000, an increase of  $1,003,000, or 19.7%. Costs of revenues increased to 83.2% of net revenues for the quarter ended September 30, 2001, as compared to 79.6% for the quarter ended September 30, 2000. This increase in costs of revenues as a percentage of revenues was primarily attributable to the discontinuation of the shows in Orlando, Florida (which ran in 2000 but not in 2001), and the inclusion of Country Tonite operations.

Selling, General and Administrative. Selling, general and administrative costs were approximately $751,000 for the quarter ended September 30, 2001 as compared to $1,040,000 for the quarter ended September 30, 2000, a decrease of $289,000, or 27.7%. Selling, general and administrative costs decreased to 10.2% of revenues for the quarter ended September 30, 2001, as compared to 16.3% for the quarter ended September 30, 2000.

Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2001 increased slightly by $1,000, or less than 1%, as compared to the quarter ended September 30, 2000.

Operating Income (Loss). Operating income was approximately $226,000 for the quarter ended September 30, 2001 compared to operating income of $12,000 for the quarter ended September 30, 2000, an increase in operating income of $214,000.  The increase was primarily attributable to an increase in operating income at Branson Legends and limited engagements for the quarter.

Interest Expense, Net. Interest expense for the quarter ended September 30, 2001 increased by $9,000, as compared to the quarter ended September 30, 2000.

Income Taxes. At September 30, 2001, On Stage had federal net operating loss carryforwards of approximately $19,202,889. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards.  Because On Stage cannot determine that it is more likely than not to recognize the deferred tax assets, they have provided a full valuation allowance on the deferred tax assets.

Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 2001

Net Revenues. Revenues were approximately $17,818,000 for the nine months ended September 30, 2001 compared to $19,651,000 for the nine months ended September 30, 2000, a decrease of $1,833,000, or 9.3%. Revenues are derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casinos segment, and revenues from Merchandise are included in the Theaters segment.

Casino revenues were approximately $5,382,000 for the nine months ended September 30, 2001 compared to  $7,307,000 for the nine months ended September 30, 2000, a decrease of $1,925,000, or 26.3%. This decrease was primarily attributable to a decrease in limited engagements and corporate events.

Production Services revenues were approximately $7,000 for the nine months ended September 30, 2001 compared to $28,000 for the nine months ended September 30, 2000, a decrease of $21,000, or 75.0%. The decrease was primarily attributable to a reduction in equipment rental revenues.

Theater revenues were approximately $12,429,000 for the nine months ended September 30, 2001 compared to  $12,316,000 for the nine months ended September 30, 2000, an increase of $113,000, or less than 1%.

Costs of Revenues. Total costs of revenues were $15,900,000 for the nine months ended September 30, 2001 compared to $15,978,000 for the nine months ended September 30, 2000, a decrease of  $78,000, or less than 1%. Costs of revenues increased to 89.2% of net revenues for the nine months ended September 30, 2001, as compared to 81.3% for the nine months ended September 30, 2000. This increase in costs of revenues as a percentage of revenues was primarily attributable to the seasonality of the business, the discontinuation of the shows in Orlando, Florida (which ran in 2000 but not in 2001), and the inclusion of Country Tonite operations.

Selling, General and Administrative. Selling, general and administrative costs were approximately $1,946,000 for the nine months ended September 30, 2001 as compared to $2,373,000 for the nine months ended September 30, 2000, a decrease of $427,000, or 17.9%. Selling, general and administrative costs decreased to 10.9% of net revenues for the nine months ended September 30, 2001 as compared to 12.1% for the nine months ended September 30, 2000.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2001 decreased by $656,000, or 45.0%, as compared to the nine months ended September 30, 2000. The decrease was primarily due to the discontinuation of On Stage’s shows in Orlando, Florida and related foreclosures of certain assets.

Operating Loss. Operating loss was approximately $829,000 for the nine months ended September 30, 2001 compared to an operating loss of  $157,000 for the nine months ended September 30, 2000, an increase of $672,000, or 428%.  The increase in operating loss was primarily attributable to a decrease in limited engagements and corporate events.

Interest Expense, Net. Interest expense for the nine months ended September 30, 2001 decreased by $1,508,000, as compared to the nine months ended September 30, 2000. The decrease was primarily due to the restructuring of the outstanding debts with Imperial Credit Commercial Mortgage Investment Corp. (“ICCMIC”) and First Security Bank.

Income Taxes.  At September 30, 2001, On Stage had federal net operating loss carryforwards of approximately $19,202,889. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards.  Because On Stage cannot determine that it is more likely than not to recognize the deferred tax assets, they have provided a full valuation allowance on the deferred tax assets.

Seasonality and Quarterly Results

On Stage’s business has been, and is expected to remain, highly seasonal, with the majority of its revenue being generated during the months of April through October. Part of its business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

The following table sets forth On Stage’s net revenue for each of the last seven quarters ended September 30, 2001:

	Net Revenues ($ in thousands)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2000	$6,106	$7,151	$6,393	$4,487
Fiscal 2001	$4,026	$6,470	$7,322

Liquidity and Capital Resources

General

On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. On Stage’s financial projections for the fiscal years ending December 31, 2001, 2002 and 2003, forecast that it will have net operating profits.  To ensure this result, On Stage has taken significant cost-cutting measures, including a reduction in staff to cut overhead by approximately $425,000 per year, elimination of unnecessary warehouse space for an annual savings of approximately $35,000, and other measures that amount to approximately $150,000 annually.  As such, On Stage anticipates, based on its proposed plans and assumptions relating to its operations, that its current cash and cash equivalent balances, and anticipated revenue from operations, are sufficient to fund its ongoing operations.

Cash Flow

For the nine months ended September 30, 2000, On Stage had net cash provided by operations of approximately $1,159,000.  As of September 30, 2000, On Stage had approximately $817,000 in cash and cash equivalents.  The cash provided by operations was primarily attributable to the write down of assets and write off of debt financing costs, offset by the net loss for the period.

For the nine months ended September 30, 2001, On Stage had net cash used in operations of approximately $1,446,000. As of September 30, 2001, On Stage had approximately $1,540,000 in cash and cash equivalents.  The cash used in operations for the nine months ended September 30, 2001 was primarily attributable to the decrease of accounts payable and accrued expenses.

The net cash provided by investing activities for the nine months ended September 30, 2000 of approximately $1,743,000 was primarily attributable to the proceeds from the sales of assets. The net cash used in investing activities for the nine months ended September 30, 2001, of $1,016,000, was primarily attributable to capital expenditures, in addition to the acquisition of show rights.

Net cash used in financing activities for the nine months ended September 30, 2000 of approximately $2,460,000 was primarily attributable to repayment of line of credit and long-term debt.  Net cash provided by financing activities for the nine months ended September 30, 2001 of approximately $3,485,000, was primarily attributable to the proceeds from the issuance of convertible debentures and Series A Convertible Preferred Stock, partially offset by the repayment on short-term borrowings.

Working Capital

At September 30, 2000, On Stage had a working capital deficit of approximately $17,048,000 which resulted primarily from the reclassification of the ICCMIC mortgage loan to current liabilities.  At September 30, 2001 On Stage had a working capital deficit of approximately $186,000 which resulted primarily from an increase in accrued expenses, partially offset by an increase in cash and cash equivalents.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

On August 1, 2001, MDC funded its second investment in On Stage by exercising warrants (per the terms of the prior MDC investment) for Series A Convertible Preferred Stock in the amount of $2,000,000.  At the time, On Stage’s financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC’s obligation to fund the second investment.  MDC initially denied On Stage’s $2,000,000 funding request, the proceeds of which On Stage planned to utilize to fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001.  MDC subsequently agreed to consummate the funding in exchange for the receipt of a warrant to purchase 400,000 shares of On Stage’s Series A  Convertible Stock at an exercise price of $0.00001 for a ten (10) year period, which may only be exercised in the event On Stage fails to make its cumulative EBITDA targets for the 2002 and 2003 calendar years.  Thus, MDC’s $2,000,000 investment will be convertible into either 4,000,000 common shares, or, in the case On Stage fails to make certain EBITDA targets, 8,000,000 common shares.

The sales of the above securities were considered to be exempt from regulations under the Securities Act of 1933, as amended, in reliance on Sections (2) and Regulation D promulgated thereunder as transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits & Reports on Form 8-K

(a)              Exhibits

10.1      Employment Agreement dated September 27, 2000 between Jeffrey Victor  and On Stage Entertainment, Inc.*

10.2      Confidentiality and Non-competition Agreement dated November 13, 2001 between Jeffrey Victor  and On Stage Entertainment, Inc.

(b)              Reports on Form 8-K

                   None

*      Management or compensatory contract required to be filed as an exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: November 13, 2001	By:	/s/ Timothy J. Parrott
Timothy J. Parrott
President and Chief Executive Officer

Date: November 13, 2001	By	/s/ Margaret Ann Freman
Margaret Ann Freman
Senior Vice President and Chief Financial Officer