Form 10-Q/A
period 2000-03-31
ON STAGE ENTERTAINMENT INC
filed 2001-12-04
CIK 1035514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

FORM 10-QSB/A

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

☐	Transition report under Section 13 or 15 (d) of the Exchange Act

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

(702) 253-1333

Registrant’s Telephone Number, Including Area Code

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2000
Common Stock, $0.01 par value	7,226,808

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

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

Item 1.  Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	1999	2000
Assets		(Unaudited)
Current assets
Cash and cash equivalents	$374,587	430,973
Accounts receivable, net	1,249,619	1,180,881
Inventory	234,579	215,422
Deposits	198,523	402,684
Prepaid and other assets	238,274	302,030
Notes receivable from officers	117,906	226,887

Total current assets	2,413,488	2,758,877

Property, equipment and leasehold improvements	23,720,804	16,542,215
Less: Accumulated depreciation and amortization	(5,176,244)	(5,112,133)

Property, equipment and leasehold improvements, net	18,544,560	11,430,082
Direct acquisition costs	597,328	-
Deferred financing costs, net of amortization of $108,813 and $214,976	927,190	899,191
	$22,472,566	$15,088,150

See notes to consolidated financial statements

On Stage Entertainment, Inc. and Subsidiaries
Liabilities and Stockholders’ Equity

Current liabilities
Working capital line	$459,162	296,326
Accounts payable and accrued expenses	1,444,878	1,692,706
Accrued payroll and other liabilities	3,937,935	4,651,097
Current maturities of long-term debt	15,398,282	15,398,282
Note payable to employee	-	20,0000

Total current liabilities	$21,240,257	$22,058,411

Long-term debt, less current maturities	30,773	26,360

Total liabilities and long-term debt	21,271,030	22,084,771

Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, par value $1 per share, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 25,000,000 Shares; 7,226,808 shares issued and outstanding	72,268	72,268
Additional paid-in-capital	11,430,336	11,430,336
Accumulated deficit	(10,291,068)	(18,499,225)

Total stockholders’ equity (deficiency)	1,211,536	(6,996,621)
	$22,482,566	$15,088,150

See notes to consolidated financial statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended
	March 31,
	1999	2000
	(Unaudited)	(Unaudited)

Net revenues	$6,272,239	$6,105,757
Costs of revenues	5,450,509	5,217,904

Gross profit	821,730	887,853
Selling, general & administrative	1,045,916	595,015
Depreciation and amortization	250,067	941,471

Operating loss	(474,253)	(648,633)

Interest expense, net	409,311	697,805

Loss before extraordinary item	$(883,564)	$(1,346,438)

Extraordinary item-trouble debt restructuring loss	-	6,861,719
Net Loss	(883,564)	(8,208,157)

Basic and diluted Loss per share from continuing operations	$(0.12)	$(.19)
Basic and diluted Loss per share from extraordinary Item	$-	$(.95)
Basic and diluted loss per common share	(0.12)	(1.14)

Basic average of common shares outstanding	7,565,683	7,226,808

Diluted average number of common shares outstanding	7,565,683	7,226,808

See notes to consolidated financial statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Three months ended
	March 31,
	1999	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(883,564)	$(8,208,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387,552	941,471
Trouble debt restructuring loss	-	6,861,719
Increase (decrease) from changes in operating assets and liabilities
Accounts receivable	145,544	68,738
Inventory	11,750	19,157
Deposits	(201,399)	(204,161)
Prepaid and other assets	(63,597)	(63,756)
Accounts payable and accrued expenses	(774,700)	247,828
Accrued payroll and other liabilities	391,575	713,162

Total adjustments	(103,275)	8,584,158

Net cash provided by (used in) operating activities	(986,839)	376,001

Cash flows from investing activities
Advances on notes receivable from officers	(1,531)	(108,981)
Payments received on notes receivable from officers	2,008	-
Capital expenditures	(12,718)	(63,387)

Net cash provided by (used in) investing activities	(12,241)	(172,368)

Cash used in financing activities
Payments under working capital line	-	(162,836)
Repayment on long-term borrowing	(126,236)	(4,411)
Cash received on note payable from officer / employee	100,000	20,000
Issuance of common stock	100,050	-

Net cash provided by (used in) financing activities	73,814	(147,247)

Effect of exchange rate changes on cash and cash Equivalents	196,754	-

Net increase in cash and cash equivalents	(728,512)	56,386
Cash and cash equivalents at beginning of period	1,009,768	374,587

Cash and cash equivalents at end of period	$281,256	$430,973

See notes to consolidated financial statements

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2000

(1)  Basis of Presentation

The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries: Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill’s California, Inc., a Nevada corporation; Blazing Pianos, Inc., a Nevada corporation; King Henry’s Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; and On Stage Theaters Surfside Beach, Inc., a Nevada corporation.

In the opinion of the management of On Stage Entertainment, Inc.  and Subisidaries (the “Company”), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.  Interim results are not necessarily indicative of results for a full year.  The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

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

On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  On Stage anticipates, based on its proposed plans and assumptions relating to its operations, that the current cash, cash equivalent balances and anticipated revenue from operations are insufficient to fund its ongoing operations.

Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities.  On Stage has either closed or restructured any business units that are not generating positive cash flow.  In addition, it has lowered selling, general and administrative costs as a percent of net revenues from 16.7% for the quarter ended March 31, 1999 to 9.7% for the quarter ended March 31, 2000 and continues to downsize and restructure its selling, general and administrative functions.

In addition, On Stage is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  However, there can be no assurance that On Stage will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable.  While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party.

(3) Direct acquisition costs

On March 31, 2000, the Company wrote off direct acquisition costs totaling $597,238, which had no future value.

(4) Loss Per Share

Statement of Financial Accounting Standard No.  128 (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.  SFAS 128 is effective for fiscal years and interim periods after December 15, 1997.  On Stage adopted this pronouncement during the fiscal year ended December 31, 1997.

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

(6) Debt restructuring

As of March 31, 2000, property, equipment and leasehold improvements included $9 million of assets subject to foreclosure, stated at net realizable value.

As of  October 7, 1998,  we had borrowed an aggregate of $14,150,000 from  our mortgage lender, ICCMIC.  On May 24, 1999, we received a notice of default from ICCMIC.  On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness, including late charges and default interest, due on that date.  On November 12, 1999, ICCMIC filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we had breached the guaranty.  On December 10, 1999, we agreed to allow ICCMIC to obtain a judgment against us for the amount of the guaranty in return for a forbearance on the collection of the judgment until March 31, 2000.  ICCMIC later extended the date for collection on the judgment until May 1, 2000.

On December 9, 1999, ICCMIC obtained judgment of foreclosure against our subsidiaries, Fort Liberty, Inc. and King Henry's, Inc. for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida and the King Henry's Feast Theater in Orlando, Florida.

On January 5, 2000, ICCMIC obtained a foreclosure decree for the official sale of the Legends in Concert Family Theater in Surfside Beach, South Carolina.

During the period, we continued negotiating the terms of the credit facilities to obtain extensions and to seek alternative additional financing.

On January 24, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date on the King Henry's Feast Theater from January 26, 2000 to March 8, 2000.   On March 7, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date on the King Henry's Feast Theater until April 5, 2000.  On March 30, 2000, ICCMIC agreed to extend the foreclosure sale date to May 3, 2000.

On January 25, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date on the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater from January 25, 2000 until March 7, 2000.   On March 7, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date until April 4, 2000.  On March 30, 2000, ICCMIC agreed to extend the foreclosure sale date to May 2, 2000.

On February 1, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date on the Legends Family Theater from February 7, 2000 until March 6, 2000.  On March 3, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date until April 3, 2000.  On March 30, 2000, ICCMIC agreed to extend the foreclosure sale date until May 2000.

On May 1, 2000, we entered into a partial settlement with ICCMIC under which we agreed not to prevent ICCMIC from foreclosing on the Fort Liberty, King Henry's and Legends in Concert Surfside Beach theater in exchange for an aggregate credit of $9 million.  Of this amount, $3 million was allocated to Fort Liberty, $4 million was allocated to King Henry's Feast and $2 million was allocated to Legends in Concert Surfside Beach.  We also agreed to operate the King Henry's and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed.

In connection with the transfer of assets to ICCMIC, we incurred a troubled debt restructuring loss of approximately $6,918,309 (of which $6,861,418 had been accrued at March 31, 2000 based on a preliminary estimate and $56,591 was recorded on September 30, 2000 when we completed our analysis of the foreclosure), representing the difference between the estimated fair value of the assets transferred and the carrying value of the debt settled.

On September 15, 2000, the Company sold the assets of the Legends in Concert Theater Surfside Beach independently and used the proceeds to pay off its debt with ICCMIC.

On October 12, 2000, we restructured our remaining debt with ICCMIC and First Security Bank of Nevada ("First Security").   Under the terms of the agreement, ICCMIC agreed to convert its outstanding loan and accrued interest of approximately $8.2 million in exchange for 4,061,122 shares of common stock with a market value of  $1,218,336, which resulted in a troubled debt restructuring gain of $7,059,432.  As part of this transaction, Mr. Parrott purchased 2,630,000 shares of our common stock, at market value,  from ICCMIC for $1 million.

As a result of the debt restructuring, we recorded a net troubled debt restructuring gain of $141,122 in the following quarters:

Quarter Ended	Gain (loss)

March 31, 2000	$(6,861,719)
June 30, 2000	-
September 30, 2000	(56,591)
December 31, 2000	7,059,432
Total	$141,122

We also restructured our remaining debt of approximately $1.2 million with First Security.  Under the terms of the agreement with First Security, effective August 1, 2000,  we pay $50,000 per month.  The loan matures on September 1, 2002 and accrues interest at the annual rate of prime plus 2%, which was 9.5% at December 31, 2000.

(7) Segment Information

The Company derives its net revenues from five reportable segments:

•

Casinos.  The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee.  In addition, this segment operates our Legends in Concert show at the Imperial Palace in Las Vegas, Nevada and Biloxi, Mississippi and at Bally’s Park Place in Atlantic City, New Jersey.

•

Theaters.  The Theaters segment owns and /or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States.  This segment derives revenues from the sale of tickets along with food and beverages to patrons who attend our live theatrical productions.

•

Events.  The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines, for a fixed fee.  Revenues generated from the Events segment are included in the Casinos segment.

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

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies.  The Company’s management evaluates the performance of its operating segments based upon the profit or loss from operations.

The Company’s reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth the segment profit/(loss) and asset information:

For the period ended March 31, 1999

		Production			Total
	Casino	Services	Theaters	OSE	Consolidated

Revenues from external customers	$2,589,886	$1,877	$3,680,476	$-	$6,272,239

Interest expense	$-	$1,124	$356,890	$51,297	$409,311

Depreciation and amortization	$99,379	$21,894	$80,673	$48,121	$250,067

Segment profit (loss)	$654,332	$(193,905)	$(718,413)	$(625,578)	$(883,564)

Segment assets	$961,971	$554,348	$16,135,092	$5,411,566	$23,062,977

Additions to long-lived assets	$38,831	$653	$1,388	$316	$41,188

For the period ended March 31, 2000

		Production			Total
	Casino	Services	Theaters	OSE	Consolidated

Revenues from external customers	$2,512,437	$10,670	$3,582,650	$-	$6,105,757

Interest expense	$1,964	$-	$669,032	$26,809	$697,805

Depreciation and amortization	$100,085	$27,010	$157,169	$657,207	$941,471

Segment profit (loss) before extraordinary item	$670,012	$(202,243)	$(828,324)	$(985,883)	$(1,346,438)

Segment assets	$3,258,853	$887,626	$10,539,141	$1,856,895	$16,542,215

Additions to long-lived assets	$61,575	$532	$431	$849	$63,387

Item 2. Management’s  Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The  following  tables sets forth,  the results of  operations by operating divisions for the period indicated:

For the quarter ended March 31, 1999

				Sub-Total
		Production		Operating		Total
	Casino	Services	Theaters	Divisions	OSE	Consolidated

Net revenues	$2,589,886	$1,877	$3,680,476	$6,272,239	$-	$6,272,239

Cost of revenues	$1,644,778	$172,764	$3,632,967	$5,450,509	$-	$5,450,509

Gross profit (loss)	$945,108	$(170,887)	$47,509	$821,730	$-	$821,730

Selling, general & Administrative	$191,397	$-	$328,359	$519,756	$526,160	$1,045,916

Depreciation & Amortization	$99,379	$21,894	$80,673	$201,946	$48,121	$250,067

Operating income (loss)	$654,332	$(192,781)	$(361,523)	$100,028	$(574,281)	$(474,253)

Interest expense, net	$-	$1,124	$356,890	$358,014	$51,297	$409,311

Net income (loss)	$654,332	$(193,905)	$(718,413)	$(257,986)	$(625,578)	$(883,564)

For the quarter ended March 31, 2000

				Sub-Total
		Production		Operating		Total
	Casino	Services	Theaters	Divisions	OSE	Consolidated

Net revenues	$2,512,437	$10,670	$3,582,650	$6,105,757	$-	$6,105,757

Cost of revenues	$1,579,317	$186,903	$3,452,684	$5,217,904	$-	$5,217,904

Gross profit (loss)	$933,120	$(175,233)	$129,966	$887,853	$-	$887,853

Selling, general & Administrative	$161,059	$-	$132,089	$293,148	$301,867	$595,015

Depreciation & Amortization	$100,085	$27,010	$157,169	$284,264	$657,207	$941,471

Operating income (loss)	$671,976	$(202,243)	$(159,292)	$310,441	$(959,074)	$(648,633)

Interest expense, net	$1964	$-	$669,032	$670,996	$28,809	$697,805

Net income (loss) before extraordinary item	$670,012	$(202,243)	$(828,324)	$(360,555)	$(985,883)	$(1,346,438)

Extraordinary item – troubled debt restructuring loss	$-	$-	$6,861,719	$6,861,719	$-	$6,861,719
Net Loss	$670,012	$(202,243)	$(7,690,043)	$(7,222,274)	$(985,883)	$(8,208,157)

Quarter Ended March 31, 1999 versus Quarter Ended March 31, 2000

Net Revenues.  Revenues decreased by $166,000, or 2.7%, to $6,106,000 for the quarter ended March 31, 2000 compared to $6,272,000 for the quarter ended March 31, 1999.  Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters.  Revenues from Events are included in the Casinos segment and revenues from Merchandise are included in the Theater segment.

Casino Entertainment revenues were approximately $2,512,000 for the quarter ended March 31, 2000 compared to $2,590,000 for the quarter ended March 31, 1999, an increase of $78,000, or 3.1%.  Contributing to this increase was the addition of a new show at the Imperial Palace in Biloxi, Mississippi, partially offset by the discontinuation of the following shows: a variety ice show at the River Palms Resort and Casino in Laughlin, Nevada, Taj Mahal Hotel and Casino and Hilton Hotel and Casino in Atlantic City.

Production revenues were approximately $11,000 for the quarter ended March 31, 2000 compared to $2,000 for the quarter ended March 31, 1999.  The increase was attributable to increased equipment rentals.

Theaters revenues were approximately $3,583,000 for the quarter ended March 31, 2000 compared to $3,680,000 for the quarter ended March 31, 1999, a decrease of $97,000, or 2.7%.  This was primarily attributable to the discontinuation of the Legends in Concert show in Toronto.

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

Depreciation and Amortization.  Depreciation and amortization for the quarter ended March 31, 2000 increased by $691,000, or 276.5%, as compared to the quarter ended March 31, 1999.  The increase was primarily due to the write-off of direct acquisition costs.

Operating Loss.  Our operating loss was approximately $648,633 for the quarter ended March 31, 2000, compared to an operating loss of $474,000 for the quarter ended March 31, 1999, an increase of $174,633, or 27%.

Interest Expense, Net.  Interest expense for the quarter ended March 31, 2000 increased by $288,000, or 70.5%, as compared to the quarter ended March 31, 1999.  The increase was primarily due to interest on debt incurred from the Gedco Acquisition.

Income Taxes.  On Stage is a Nevada corporation with a substantial portion of revenue and income derived in Nevada.  There are no state or local income taxes in Nevada.  On Stage accrued no federal income tax for the quarter ended March 31, 2000.  At March 31, 1999 and 2000, On Stage had federal net operating loss carryforwards of approximately $7,185,000 and $16,613,689 respectively.  Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards.  The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

Seasonality and Quarterly Results

On Stage’s business has been, and is expected to remain, highly seasonal, with the majority of its revenue being generated during the months of April through October.  Part of On Stage’s business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.  The Gedco Acquisition should also help to decrease the seasonality of On Stage’s business since Gedco’s revenue has historically been less seasonal.

The following table sets forth On Stage’s net revenue for each of the last five quarters ended March 31, 2000:

Net Revenues ($ in thousands)

	March 31,	June 30,	September 30,	December 31,

Fiscal 1999	$6,272	$7,403	$8,059	$7,819
Fiscal 2000	$6,106

Liquidity and Capital Resources

General

On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  On Stage anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the associated costs), that On Stage’s current cash, cash equivalent balances, anticipated revenue from operations and its working capital line will not be sufficient to fund its current operations and contemplated capital requirements over the next 12 months.

Going Concern

On Stage has suffered recurring operating losses, has a working capital deficit of $19,299,534, and has defaulted on its long-term debt.  These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated finaciall statements do not include any adjustments that might result from the outcome of those uncertainties.  The report of our independent certified public accountants for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities.  We have either closed or restructured any business units that are not generating positive cash flow.  In addition, we have lowered selling, general and administrative costs as a percent of net revenues from 16.7% for the quarter ended March 31, 1999 to 9.7% for the quarter ended March 31, 2000 and continue to downsize and restructure our selling, general and administrative functions.

In addition, we are continuing our efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  However, there can be no assurance that we will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable.  While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party.

Cash Flows

For the quarter ended March 31, 1999, On Stage had net cash deficit used by operations of approximately $987,000.  As of March 31, 1999, On Stage had approximately $281,000 in cash and cash equivalents.  The operating deficit was primarily attributable to business seasonality.  For the quarter ended March 31, 2000, On Stage had net cash provided by operations of approximately $376,000.  As of March 31, 2000, On Stage had approximately $431,000 in cash and cash equivalents.  The cash provided by operations was primarily attributable to the troubled debt restructuring loss.

The net cash used in investing activities for the quarter ended March 31, 1999 of $12,000, was primarily attributable to capital expenditures.  The net cash used in investing activities for the quarter ended March 31, 2000 of $172,000, was primarily attributable to advances on a note receivable from a stockholder, capital expenditures and direct acquisition costs.

Net cash provided by financing activities for the quarter ended March 31, 1999 of $74,000, was primarily attributable to notes payable from an officer, and the issuance of common stock.  Net cash used in financing activities for the quarter ended March 31, 2000 of $147,000, was primarily attributable to repayment of line of credit and long-term debt.

Working Capital

At March 31, 1999, we had working capital deficit of approximately $19,827,000 which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, a note payable to an officer, and the classification of the ICCMIC mortgage loan as a current liability.  At March 31, 2000, we had working capital deficit of approximately $19,299,000 which resulted primarily, from an increase in the accrued expenses, accrued payroll and other liabilities, a note payable to an officer, and the classification of the ICCMIC mortgage loan as a current liability.

Working Capital Line

In May 1997, First Security Bank of Nevada (“First Security”) issued us a line of credit for up to $250,000.  Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho’s index (10% per year as of the facility’s inception) and are due on demand.  John W.  Stuart has personally guaranteed the line of credit.

On March 28, 1998, First Security agreed to increase the line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999.  As of December 31, 1998, we had drawn $1,000,000 on the line of credit.  As of March 31, 1999, we had failed to pay off any part of the line of credit and are in default under its terms.  On April 29, 1999, we received a notice of default under the line of credit from First Security.  As of March 31, 2000, amounts owed under the line of credit were $297,000.

Capital Equipment Financing Commitment

On September 29, 1997, First Security Leasing Company (“First Security Leasing”), a Utah corporation, approved a $1,000,000 lease line.  Advances under the lease line incur interest at a rate of 9.75% per annum.  The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998, April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001.  We also received a notice of default under this line on April 29, 1999.  As of March 31, 2000, amounts owed under the lease line were $1,800,000.

Mortgage Financing Commitment

As of October 7, 1998, we borrowed an aggregate of $14,150,000 from Imperial Credit Commercial Mortgage Investment Corp.  (“ICCMIC”).  While we made our January, February and March 1999 payments under this loan after the due date for those payments, no other payments under this loan have been made to date.  As a result of these delinquencies, we have incurred late charges and default interest, which we have not paid.

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

On May 1, 2000, we entered into a partial settlement with ICCMIC, pursuant to which we agreed not to take measures to prevent ICCMIC from foreclosing upon the Fort Liberty and King Henry’s Feast theaters in exchange for: (1) an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry’s Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters; and (2) a thirty (30) day extension of time during which ICCMIC has agreed: (i) to forego collection on its deficiency judgment in Nevada; and (ii) to extend the foreclosure date on the Legends in Concert Surfside Beach theater.  Additionally, we have orally agreed with ICCMIC to temporarily operate the King Henry’s and Fort Liberty Theaters for an indefinite period of time and are currently engaged in active negotiations with ICCMIC to resolve the issue of the deficiency judgment.

In the event that First Security Bank or ICCMIC enforces their respective rights upon our assets, all or a portion of our property and assets securing the credit facilities and mortgage financing extended by those lenders may be sold to satisfy our commitments under the terms of those facilities.  While we are currently in settlement negotiations with ICCMIC and First Security Bank, there can be no assurance that we will be successful with reaching a settlement with either party.

PART II.  OTHER INFORMATION

Item 1.  Exhibits & Reports on Form 8-K

                (a) Exhibits

                                See Index of Exhibits.

                (b) Reports on Form 8-K

                                The Company filed a Current Report on Form 8-K on May 5, 2000 (Commission File No. 000-29402).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: November 30, 2001	/s/ Timothy J. Parrott
Timothy J. Parrott, President
and Chief Executive Officer

Date: November 30, 2001	/s/ Margaret Ann Freman
Margaret Ann Freman,
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Warrant Agreement between Imperial Credit Commercial Mortgage Investment Corp., Imperial Capital Group LLC and the Registrant, dated as of March 13,1998.[1]
10.2	Loan Agreement by and between Imperial Credit Commercial Mortgage Investment Corp. and Wild Bill’s California, Inc., King Henry’s, Inc. and Fort Liberty, Inc., dated as of March 13, 1998. [1]
10.3	Guaranty Loan Agreement between Imperial Credit Commercial Mortgage Investment Corp. and the Registrant, dated as of March 13, 1998.[1]

[1] Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 filed May 15, 1998 (Commission File No.  333-24681).