Form 10QSB/A
period 2000-06-30
ON STAGE ENTERTAINMENT INC
filed 2001-12-04
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 2

FORM 10-QSB

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

(702) 253-1333

Issuer’s Telephone Number, Including Area Code

____________________________________________________________________________________________________________

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

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2000

Common Stock, $0.01 par value

7,226,808

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward–looking statements include certain information relating to potential new show openings, markets for On Stage productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from those acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and the liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words “believes”, “expects” “anticipates” or similar expression. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements

Item 1.  Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 1999	June 30, 2000
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$374,587	$615,770
Accounts receivable, net	1,249,619	951,171
Inventory	234,579	218,117
Deposits	198,523	371,625
Prepaid and other assets	238,274	372,719
Notes receivable from officers	117,906	193,899
Total current assets	2,413,488	2,723,301
Property, equipment and leasehold improvements	23,720,804	16,553,319
Less: Accumulated depreciation and amortization	(5,176,244)	(5,368,335)
Property, equipment and leasehold improvements, net	18,544,560	11,184,984
Direct acquisition costs	597,328	-
Deferred financing costs, net of amortization of $192,810	927,190	-
	$22,482,566	$13,908,285

Liabilities and Stockholders’ Equity
Current liabilities
Working capital line	$459,146	$139,315
Accounts payable and accrued expenses	1,444,878	1,334,809
Accrued payroll and other liabilities	3,937,951	4,670,478
Current maturities of long-term debt	15,398,282	15,395,164
Note payable to officer	-	20,841
Total current liabilities	21,240,257	21,560,607
Long-term debt, less current maturities	30,773	30,773
Total liabilities and long-term debt	21,271,030	21,591,380
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, par value $1 per share, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 25,000,000 Shares; 7,226,808 shares issued and outstanding	72,268	72,268
Additional paid-in-capital	11,430,336	11,430,336
Accumulated deficit	(10,291,068)	(19,185,699)
Total stockholders’ equity (deficiency)	1,211,536	(7,683,095)
	$22,482,566	$13,908,285

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 30,
	1999	2000
	(Unaudited)	(Unaudited)

Net revenues	$7,403,008	$7,151,490

Costs of revenues	5,379,324	5,674,062

Gross profit	2,023,684	1,477,428

Selling, general & administrative	1,035,952	737,772

Depreciation and amortization	353,534	260,351

Restructuring charges	262,793	-

Operating income	371,405	479,305

Interest expense, net	(1,019,838)	(1,159,924)

Loss on disposition of fixed assets	-	(5,856)

Net loss	$(648,433)	$(686,475)

Basic and diluted loss per share	$(0.09)	$(0.10)

Basic and diluted average number of common shares outstanding	7,354,676	7,226,808

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six months ended June 30,
	1999	2000
	(Unaudited)	(Unaudited)

Net revenues	$13,675,247	$13,257,247

Costs of revenues	10,829,833	10,891,966

Gross profit	2,845,414	2,365,281

Selling, general & administrative	2,081,868	1,332,787

Depreciation and amortization	603,601	1,201,822

Restructuring charges	262,793	-

Operating loss	(102,848)	(169,328)

Interest expense, net	(1,429,149)	(1,857,729)

Loss on disposition of fixed assets	-	(5,856)

Net income (loss) before extraordinary item	(1,531,997)	(2,032,913)

Extraordinary item – troubled debt restructuring loss	-	6,861,718

Net loss	$(1,531,997)	$(8,894,631)

Basic and diluted loss per share from continuing operations	$(0.21)	$(0.28)

Basic and diluted loss per share from extraordinary item	-	$(0.95)

Basic and diluted loss per common share	$(0.21)	$(1.23)

Basic and diluted average number of common shares outstanding	7,459,597	7,226,808

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Six months ended June 30,
	1999	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,531,997)	$(8,894,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,087	1,201,822
Loss on troubled debt restructuring	-	6,861,719
Write-down of deferred financing charges	-	927,190
Loss on disposal of fixed assets	-	5,856
Accounts receivable	180,505	298,448
Inventory	(4,438)	16,462
Deposits	(223,792)	(173,102)
Prepaid and other assets	(73,151)	(134,445)
Accounts payable and accrued expenses	(143,496)	(145,485)
Accrued payroll and other liabilities	794,769	732,527
Total adjustments	1,206,484	9,590,992
Net cash provided (used in) operating activities	(325,513)	696,361

Cash flows from investing activities
Advances on notes receivable from officer	(31,950)	(75,993)
Payments received on notes receivable from officer	15,526	-
Capital expenditures	(42,538)	(77,085)
Net cash provided (used in) investing activities	(58,962)	(153,078)

Cash used in financing activities
Borrowings/repayments under working capital line (Note 5)	(127,834)	(319,823)
Repayment on long-term borrowing	(263,976)	(3,118)
Notes payable to officer	300,000	20,841
Cash received on notes payable from officer	(83,000)	-
Issuance of common stock	100,050	-
Net cash provided by (used in) financing activities	(74,760)	(302,100)

Effect of exchange rate changes on cash and cash equivalents	(84,456)	-

Net decrease in cash and cash equivalents	(543,691)	241,183
Cash and cash equivalents at beginning of period	1,009,768	374,587

Cash and cash equivalents at end of period	$466,077	$615,770

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

In June 2000, On Stage sold equipment with historical cost of approximately $8000, at a loss of $5,856.

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

In the opinion of the management of On Stage Entertainment, Inc. and Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain information included in the Company’s audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

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

(2) Commitments and contingencies

                We are a party to various legal proceedings in which the adverse parties are seeking damages from us. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in favor of us, the management of On Stage does not believe the final resolution of these matters will have a material adverse effect upon its financial condition and results of operations.

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

                On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  On Stage anticipates, based on its proposed plans and assumptions relating to its operations that the current cash, cash equivalent balances, and anticipated revenue from operations are insufficient to fund its ongoing operations.

                Management plans to manage short-term liquidity concerns through the renegotiations of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow.  In addition, we have lowered selling, general and administrative costs as a percent of net revenues from 15.2% for the six months ended June 30, 1999, to 10.1% for the six months ended June 30, 2000 and continue to downsize and restructure selling, general and administrative functions.

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

(6) Debt restructuring

                As of June 30, 2000, property, equipment, and leasehold improvements include $9 million of assets subject to foreclosure, stated at net realizable value.

                As of October 7, 1998, we had borrowed an aggregate of $14,150,000 from our mortgage lender, ICCMIC.  On May 24, 1999, we received a notice of default from ICCMIC.  On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness, including late charges and default interest, due on that date.  On November 12, 1999, ICCMIC filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things that we had breached the guaranty.  On December 10, 1999, we agreed to allow ICCMIC to obtain a judgment against us for the amount of the guaranty in return for a forbearance on the collection of the judgment until March 31, 2000.  ICCMIC later extended the date for collection on the judgment until May 1, 2000.

                On December 9, 1999, ICCMIC obtained judgment of foreclosure against our subsidiaries, Port Liberty, Inc. and King Henry's, Inc. for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida, and the King Henry's Feast Theater in Orlando, Florida.

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

                On February 1, 2000, we reached an agreement with ICCMIC to extend the foreclosure sale date on the Legends in Concert Family Theater in Surfside Beach from February 7, 2000 until March 6, 2000.  On March 3, 2000, we reached on agreement with ICCMIC to extend the foreclosure sale date until April 3, 2000.  On March 30, 2000, ICCMIC agreed to extend the foreclosure sale date until May 2000.

                On May 1, 2000, we entered into a partial settlement with ICCMIC under which we agreed not to prevent ICCMIC from foreclosing on the Fort Liberty, King Henry's and Legends in Concert Surfside Beach Theater in exchange for an aggregate credit of $9 million.  Of this amount, $3 million was allocated to Fort Liberty, $4 million was allocated to King Henry's Feast and $2 million was allocated to Legends in Concert Surfside Beach Theater.  We also agreed to operate the King Henry's and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed.

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

                On September 15, 2000, On Stage sold the assets of the Legends in Concert Family Theater in Surfside Beach independently and used the proceeds to pay off its debt with ICCMIC.

                On October 12, 2000, we restructured our remaining debt with ICCMIC and First Security Bank of Nevada ("First Security Bank").  Under the terms of the agreement, ICCMIC agreed to convert its outstanding loan and accrued interest of approximately $8.2 million in exchange for 4,061,122 shares of common stock with a market value of $1,218,336, which resulted in a troubled debt restructuring gain of $7,059,431.  As part of this transaction, Mr. Parrott purchased 2,630,000 shares of our common stock, at market value, from ICCMIC for $1 million.

                As a result of the debt restructuring, we recorded a net troubled debt restructuring gain of $141,122 in the following quarters:

Quarter Ended	Gains (loss)
March 31, 2000	$(6,861,719)
June 30, 2000	---
September 30, 2000	(56,591)
December 31, 2000	7,059,432

Total	$141,122

                We also restructured our remaining debt of approximately $1.2 million with First Security Bank.  Under the terms of the agreement with First Security Bank, effective August 1, 2000, we pay $50,000 per month.  The loan matures on September 1, 2002 and accrues interest at the annual rate of prime plus 2%, which was 9.5% at December 31, 2000.

(7) Segment information

                The following information is presented in accordance with SFAS No. 131, which was adopted by On Stage in the fourth quarter of 1998.

The Company derives its net revenues from five reportable segments:

•      Casinos.  The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee.  In addition, this segment operates our Legends in Concerts show at the Imperial Palace in Las Vegas, Nevada and Biloxi, Mississippi and at Bally’s Park Place in Atlantic City, New Jersey.

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

The following table sets forth the segment profit/(loss) and asset information:

For the six months ended June 30, 1999

	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$4,848,049	$45,499	$8,781,699	$-	$13,675,247

Interest expense	$27	$1,123	$1,323,694	$104,305	$1,429,149

Depreciation and amortization	$185,583	$43,923	$280,397	$93,698	$603,601

Segment profit (loss)	$1,246,182	$(342,939)	$(1,092,935)	$(1,342,305)	$(1,531,997)

Segment assets	$3,182,401	$775,783	$18,336,767	$1,861,576	$24,156,527

Additions to long-lived assets	$20,091	$-	$22,447	$-	$42,538

For the six months ended June 30, 2000

	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$4,959,682	$24,075	$8,273,490	$-	$13,257,247

Interest expense	$2,028	$-	$1,809,515	$46,186	$1,857,729

Depreciation and amortization	$200,057	$54,146	$241,874	$705,745	$1,201,822

Segment profit (loss) before extraordinary item	$1,308,421	$(412,517)	$(1,437,331)	$(1,491,486)	$(2,032,913)

Segment assets	$3,216,367	$899,897	$10,572,140	$1,865,215	$16,553,319

Additions to long-lived assets	$8,064	$11,971	$48,730	$8,320	$77,085

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

                The most important factors that could prevent On Stage from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the following:

•      On Stage's dependence on our flagship Legends in Concert production and  our principal production venues;

•      The ability to successfully produce and market new productions and to manage the growth associated with any new productions;

•      Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;

•      The ability to meet our commitments under our credit facilities, which are currently in default, and to obtain alternative or additional financing on commercially reasonable terms;

•      The ability to continue as an ongoing concern;

•      The competitive nature of the leisure and entertainment industry and the ability to continue to distinguish our services;

•      Fluctuations in quarterly operating results and the highly seasonal nature of our business;

•      The ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates, as well as our ability to protect our intellectual property rights;

•      The ability to successfully manage the litigation pending against us and to avoid future litigation; and

•      The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

                The following tables set forth, the results of operations for the reportable segments indicated:

For the quarter ended June 30, 1999

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$2,274,856	$26,929	$5,101,223	$7,403,008	$-	$7,403,008

Cost of revenues	1,437,970	170,628	3,770,726	5,379,324	-	5,379,324

Gross profit (loss)	836,886	(143,699)	1,330,497	2,023,684	-	2,023,684

Selling, general & administrative	132,112	-	425,132	557,244	478,708	1,035,952

Depreciation & amortization	86,204	22,029	199,724	307,957	45,577	353,534

Restructuring charges	10,000	-	113,359	123,359	139,434	262,793

Operating income (loss)	608,570	(165,728)	592,282	1,035,124	(663,719)	371,405

Interest expense, net	(27)	-	(966,804)	(966,831)	(53,007)	(1,019,838)

Net income (loss)	$608,543	$(165,728)	$(374,522)	$68,293	$(716,726)	$(648,433)

For the quarter ended June 30, 2000

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$2,486,233	$13,405	$4,651,852	$7,151,490	$-	$7,151,490

Cost of revenues	1,657,216	196,543	3,820,303	5,674,062	-	5,674,062

Gross profit (loss)	829,017	(183,138)	831,549	1,477,428	-	1,477,428

Selling, general & administrative	115,257	-	194,827	310,084	427,688	737,772

Depreciation & amortization	99,977	27,137	84,729	211,843	48,508	260,351

Operating income (loss)	613,783	(210,275)	551,993	955,501	(476,196)	479,305

Interest expense, net	(399)	-	(1,140,147)	(1,140,546)	(19,378)	(1,159,924)

Loss on disposal of fixed assets	-	-	(5,856)	(5,856)	-	(5,856)

Net income (loss)	$613,384	$(210,275)	$(594,010)	$(190,901)	$(495,574)	$(686,475)

For the six months ended June 30, 1999

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$4,848,049	$45,499	$8,781,699	$13,675,247	$-	$13,675,247

Cost of revenues	3,082,748	343,392	7,403,693	10,829,833	-	10,829,833

Gross profit (loss)	1,765,301	(297,893)	1,378,006	2,845,414	-	2,845,414

Selling, general & administrative	323,509	-	753,491	1,077,000	1,004,868	2,081,868

Depreciation & amortization	185,583	43,923	280,397	509,903	93,698	603,601

Restructuring charges	10,000	-	113,359	123,359	139,434	262,793

Operating income (loss)	1,246,209	(341,816)	230,759	1,135,152	(1,238,000)	(102,848)

Interest expense, net	(27)	(1,123)	(1,323,694)	(1,324,844)	(104,305)	(1,429,149)

Net income (loss)	$1,246,182	$(342,939)	$(1,092,935)	$(189,692)	$(1,342,305)	$(1,531,997)

For the six months ended June 30, 2000

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$4,959,682	$24,075	$8,273,490	$13,257,247	$-	$13,257,247

Cost of revenues	3,207,288	382,446	7,302,232	10,891,966	-	10,891,966

Gross profit (loss)	1,752,394	(358,371)	971,258	2,365,281	-	2,365,281

Selling, general & administrative	241,888	-	351,344	593,232	739,555	1,332,787

Depreciation & amortization	200,057	54,146	241,874	496,077	705,745	1,201,822

Operating income (loss)	1,310,449	(412,517)	(378,040)	(1,275,972)	(1,445,300)	(169,328)

Interest expense, net	(2,028)	-	(1,809,515)	(1,811,543)	(46,186)	(1,857,729)
Gain (loss) on disposition of fixed assets	-	-	(5,856)	(5,856)	-	(5,856)

Net income (loss) before extraordinary item	$1,308,421	$(412,517)	$(1,437,331)	$(541,427)	$(1,491,486)	$(2,032,913)

Extraordinary item – troubled debt restructuring.	-	-	(6,861,718)	(6,861,718)	-	(6,861,718)

Net income (loss)	$1,308,421	$(412,517)	$(8,299,049)	$(7,403,145)	$(1,491,486)	$(8,894,631)

Quarter Ended June 30, 1999 versus Quarter Ended June 30, 2000

                Net Revenues. Revenues were approximately $7,151,000 for the quarter ended June 30, 2000 compared to $7,403,000 for the quarter ended June 30, 1999, a decrease of $252,000, or 3.4%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casino segment. Revenues from Merchandise are included in the Theaters segment.

                Casinos revenues were approximately $2,486,000 for the quarter ended June 30, 2000 compared to $2,275,000 for the quarter ended June 30, 1999, an increase of $211,000, or 9.3%. Contributing to this increase were the addition of new Legends in Concert shows at the Imperial Palace in Biloxi, Mississippi and on Premier Cruise Lines and the increases in revenue attributable to limited engagements and corporate events. These increases were partially offset by a decrease in revenue at the Legends in Concert show at the Imperial Palace and Casino in Las Vegas, Nevada.

                Production Services revenues were approximately $13,000 for the quarter ended June 30, 2000 compared to $27,000 for the quarter ended June 30, 1999. The decrease was attributable to a decrease in equipment rentals.

                Theaters revenues were approximately $4,652,000 for the quarter ended June 30, 2000 compared to $5,101,000 for the quarter ended June 30, 1999, a decrease of $449,000, or 8.8%. This decrease was primarily attributable to decreases in revenues generated by On Stage’s dinner theaters and the discontinuation of the Legends in Concert show at the Sheraton Centre Hotel in Toronto, Canada.

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

                Selling, General and Administrative. Selling, general and administrative costs were approximately $738,000 for the quarter ended June 30, 2000 as compared to $1,036,000 for the quarter ended June 30, 1999, a decrease of $298,000, or 28.8%. This is primarily attributable to our reduction of overhead associated with the discontinuation of our “roll-out” strategy. Selling, general and administrative costs decreased to 10.0% of net revenues for the quarter ended June 30, 2000, as compared to 14.0% for the quarter ended June 30, 1999.

                Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30,  2000 decreased by $93,000, or 26.4%, as compared to the quarter ended June 30, 1999. The decrease was primarily due to the write down of assets held for sale and subject to foreclosure.

                Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends in Concert show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

                Operating Income. Our operating income was approximately $479,000 for the quarter ended June 30, 2000 compared to an operating income of $371,000 for the quarter ended June 30, 1999.

                Interest Expense, Net. Interest expense for the quarter ended June 30, 2000 increased by $141,000, or 13.9%, as compared to the quarter ended June 30, 1999. The increase was primarily due to interest accrued on the ICCMIC debt, together with penalties and default interest rates.

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

Six Months Ended June 30, 1999 versus Six Months Ended June 30, 2000

                Net Revenues. Revenues were approximately $13,257,000 for the six months ended June 30, 2000 compared to $13,675,000 for the six months ended June 30, 1999, a decrease of $418,000, or 3.1%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Productions and Theaters. Revenues from Events are included in the Casinos segment. Revenues from Merchandise are included in the Theaters segment.

                Casinos revenues were approximately $4,960,000 for the six months ended June 30, 2000 compared to $4,848,000 for the six months ended June 30, 1999, an increase of $112,000, or 2.3%. Contributing to this increase were the addition of new Legends in Concert shows at the Imperial Palace in Biloxi, Mississippi and on Premier Cruise Lines and the increases in revenue attributable to limited engagements and corporate events. These increases were partially offset by a decrease in revenue at the Legends in Concert show at the Imperial Palace and Casino in Las Vegas, Nevada.

                Production Services revenues were approximately $24,000 for the six months ended June 30, 2000 compared to $45,000 for the six months ended June 30, 1999. The decrease was attributable to a decrease in equipment rentals.

                Theaters revenues were approximately $8,273,000 for the six months ended June 30, 2000 compared to $8,782,000 for the six months ended June 30, 1999, a decrease of $509,000, or 5.8%. This decrease was primarily attributable to decreases in revenue generated by On Stage’s theaters in Orlando, Florida, the Legends in Concert show in Myrtle Beach, South Carolina and the discontinuation of the Legends in Concert show in Toronto, Canada.

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

                Selling, General and Administrative. Selling, general and administrative costs were approximately $1,333,000 for the six months ended June 30, 2000 as compared to $2,082,000 for the six months ended June 30, 1999, a decrease of $749,000, or 36.0%. Selling, general and administrative costs decreased to 10.1% of net revenues for the six months ended June 30, 2000, as compared to 15.2% for the six months ended June 30, 1999. This is primarily attributable to our reduction of overhead associated with the discontinuation of our "roll-out” strategy.

                Depreciation and Amortization.  Depreciation and amortization for the six months ended June 30, 2000 increased by $598,000, or 99.1%, as compared to the six months ended June 30, 1999. The increase was primarily due to the write-off of direct acquisition costs.

                Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends in Concert show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

                Operating Loss. On Stage’s operating losses were approximately $169,000 for the six months ended June 30, 2000, compared to an operating loss of $103,000 for the six months ended June 30, 1999, an increase of  $66,000.

                Interest Expense, Net. Interest expense for the six months ended June 30, 2000 increased by $429,000, or 30.0%, as compared to the six months ended June 30, 1999. The increase was primarily due to interest accrued on the ICCMIC debt, together with penalties and default interest rates.

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

                The following table sets forth On Stage’s net revenue for each of the last six quarters ended June 30, 2000:

Net Revenues      ($ in thousands)

	March 31,	June 30,	September 30,	December 31,
Fiscal 1999	$6,272	$7,403	$8,059	$7,819
Fiscal 2000	$6,106	$7,151

Liquidity and Capital Resources

General

                 On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  On Stage anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of our new show openings and the costs associated therewith), that its current cash, cash equivalent balances, anticipated revenue from operations and working capital line will not be sufficient to fund our ongoing operations and contemplated capital requirements over the next 12 months.

Going Concern

On Stage has suffered recurring operating losses, has a working capital deficit of $18,837,000, and has defaulted on its long-term debt. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties. The report of On Stage's independent certified public accountant for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

                Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, On Stage has lowered selling, general and administrative costs as a percentage of revenues from 15.2% for the six months ended June 30, 1999 to 10.1% for the six months ended June 30, 2000 and continues to downsize and restructure its selling, general and administrative costs.

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

                The net cash used in investing activities for the six months ended June 30, 1999 of $59,000 was primarily attributable to capital expenditures. The net cash used in investing activities for the six months ended June 30, 2000 of $153,000 was primarily attributable to capital expenditures and advances on a note receivable from a stockholder.

                Net cash used by financing activities for the six months ended June 30, 1999 of $75,000, was attributable to notes payable from an officer and issuance of common stock, offset by repayment of long-term borrowing and repayment of working capital line of credit. Net cash used by financing activities for the six months ended June 30, 2000 of $302,000 was primarily attributable to repayment of line of credit and long-term debt.

Working Capital

                At June 30, 1999, we had a working capital deficit of approximately $17,927,000 primarily attributable to an increase in the accrued expenses, accrued payroll and other liabilities, notes payable to an officer and the default acceleration of our lease and loan from First Security Bank and ICCMIC to current liabilities.  At June 30, 2000, we had a working capital deficit of approximately $18,837,000 which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, notes payable to an officer and the default acceleration of our lease and loan from First Security Bank and ICCMIC to current liabilities. Because of the recurring losses, the working capital deficit and the loan defaults, our auditors issued a going concern opinion for the year ended December 31, 1999.

Working Capital Line

In May 1997, First Security Bank of Nevada  (“First Security Bank”) issued a line of credit to us for up to $250,000. Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho's index (10% per year as of the facility's inception) and are due on demand. John W. Stuart has personally guaranteed this line of credit.

                On March 28, 1998, First Security Bank agreed to increase this line of credit from $250,000 to $1,000,000 and the expiration date was extended to March 25, 1999. As of December 31, 1998, On Stage had drawn $1,000,000 on the line of credit.  As of March 31, 1999, On Stage had failed to pay off any part of the line of credit and is in default under its terms.  On April 29, 1999, we received a notice of default under the line of credit from First Security Bank. As of June 30, 2000, amounts owed under the line of credit were $139,000.

Capital Equipment Financing Commitment

On September 29, 1997, First Security Leasing Company ("First Security Leasing"), a Utah corporation, approved On Stage for a $1,000,000 lease line of credit.  Advances under the lease line incur interest at a rate of 9.75% per annum. The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001.  We also received a notice of default under this line on April 29, 1999. As of June 30, 2000, amounts owed under the lease line were $1,300,000.

PART II. OTHER INFORMATION

Item 1.  Exhibits & Reports on Form 8-K

(a)	Exhibits

See Index of Exhibits

(b)	Reports on Form 8-K

On Stage filed a Current Report on Form 8-K on May 5, 2000 (Commission File No: 000-29402).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: November 30, 2001	/s/ Timothy J. Parrott
Timothy J. Parrott
President and Chief Executive Officer

Date: November 30, 2001	/s/ Margaret Ann Freman
Margaret Ann Freman
Vice President and Financial Officer

EXHIBIT INDEX

10.1	Warrant Agreement between Imperial Credit Commercial Mortgage Investment Corp., Imperial Capital Group LLC and the Registrant, dated as of March 13,1998. [1]
10.2	Loan Agreement by and between Imperial Credit Commercial Mortgage Investment Corp. and Wild Bill’s California, Inc., King Henry’s, Inc. and Fort Liberty, inc., dated as of March 13, 1998. [1]
10.3	Guaranty Loan Agreement between Imperial Credit Commercial Mortgage Investment Corp. and the Registrant, dated as of March 13, 1998. [1]

[1]	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 filed May 15, 1998 (Commission File No. 333-24681).