Form 10-Q/A
period 2000-09-30
ON STAGE ENTERTAINMENT INC
filed 2001-12-04
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

TO

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

______________________________________________________________________________________

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

        This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward–looking statements include certain information relating to potential new show openings, markets for On Stage productions, the expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from those acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and the liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words “believes”, “expects” “anticipates” or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

	December 31, 1999	September 30, 2000
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$374,587	$816,611
Accounts receivable, net	1,249,619	643,580
Inventory	234,579	187,421
Deposits	198,523	263,288
Prepaid and other assets	238,274	298,039
Notes receivable from officers	117,906	267,198
Total current assets	2,413,488	2,476,137
Property, equipment and leasehold improvements	23,720,804	14,590,587
Less: Accumulated depreciation and amortization	(5,176,244)	(5,307,866)
Property, equipment and leasehold improvements, net	18,544,560	9,282,721
Direct acquisition costs	597,328	-
Deferred financing costs, net of amortization of $192,810	927,190	-
	$22,482,566	$11,758,858

Liabilities and Stockholders’ Equity
Current liabilities
Working capital line	$459,146	$-
Accounts payable and accrued expenses	1,444,878	1,175,351
Accrued payroll and other liabilities	3,937,951	3,995,288
Current maturities of long-term debt	15,398,282	14,332,096
Note payable to officer	-	21,371
Total current liabilities	21,240,257	19,524,106
Long-term debt, less current maturities	30,773	-
Total liabilities and long-term debt	21,271,030	19,524,106
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, par value $1 per share, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 25,000,000 shares; 7,226,808 shares issued and outstanding	72,268	72,268
Additional paid-in-capital	11,430,336	11,430,336
Accumulated deficit	(10,291,068)	(19,267,852)
Total stockholders’ equity (deficiency)	1,211,536	(7,765,248)
	$22,482,566	$11,758,858

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended September 30,
	1999	2000
	(Unaudited)	(Unaudited)

Net revenues	$7,792,718	$6,393,371

Costs of revenues	5,637,613	5,086,094

Gross profit	2,155,105	1,307,277

Selling, general & administrative	1,023,677	1,040,183

Depreciation and amortization	306,288	254,843

Restructuring charges	81,060	-

Operating income (loss)	744,080	12,251

Interest expense, net	(711,756)	(32,651)

Other income (expense)	368,786	292,956

Loss on disposition of disposition of property plant and equipment	(61,237)	(298,118)

Net income (loss) before extraordinary item	$339,873	$(25,562)

Extraordinary item – troubled debt restructuring loss	---	(56,591)

Net Income (loss)	$339,873	$(82,153)

Basic and diluted loss per share from continuing operations	$0.05	$(0.00)

Basic and diluted loss per share from extraordinary item	---	$(0.01)

Basic and diluted loss per common share	$0.05	$(0.01)

Basic and diluted average number of common shares outstanding	7,031,475	7,226,808

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine months ended September 30,
	1999	2000
	(Unaudited)	(Unaudited)

Net revenues	$21,467,965	$19,650,618

Costs of revenues	16,467,446	15,978,060

Gross profit	5,000,519	3,672,558

Selling, general & administrative	3,105,545	2,372,970

Depreciation and amortization	909,889	1,456,665

Restructuring charges	343,853	-

Operating income (loss)	641,232	(157,077)

Interest expense, net	(2,140,905)	(1,890,380)

Other (income)	368,786	292,956

Loss on disposition of property plant and equipment	(61,237)	(303,974)

Net loss before extraordinary item	$(1,192,124)	$(2,058,475)

Extraordinary item – troubled debt restructuring loss	---	6,918,309

Net loss	$(1,192,124)	$(8,976,784)

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.28)

Basic and diluted loss per share from extraordinary item	---	$(0.96)

Basic and diluted loss per common share	$(0.16)	$(1.24)

Basic and diluted average number of common shares outstanding	7,288,497	7,226,808

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Nine months ended September 30,
	1999	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(1,192,124)	$(8,976,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	985,911	1,456,665
Direct acquisition costs	(596,356)	597,328
Write off of debt financing costs	-	927,190
Loss on troubled debt restructuring	-	6,918,309
Loss on disposal of property plant and equipment	61,236	303,974
Accounts receivable	(75,151)	606,039
Inventory	(21,286)	47,158
Deposits	(127,794)	(64,765)
Prepaid and other assets	134,362	(59,765)
Accounts payable and accrued expenses	(142,234)	(269,527)
Accrued payroll and other liabilities	1,336,231	57,337
Total adjustments	1,554,919	10,519,943
Net cash provided (used in) operating activities	362,795	1,543,159

Cash flows from investing activities
Proceeds from sale of assets	-	2,000,000
Advances on notes receivable from officer	-	(149,292)
Pay down on note receivable from officer	14,272	-
Capital expenditures	(179,055)	(492,110)
Net cash provided (used in) investing activities	(164,783)	1,358,598

Cash used in financing activities
Repayments under working capital line	(377,842)	-
Repayment on long-term borrowing	(348,529)	(2,481,104)
Notes payable to officer	36,968	-
Cash received on notes payable from officer	-	21,371
Issuance of common stock	182,493	-
Net cash provided by (used in) financing activities	(506,910)	(2,459,733)

Effect of exchange rate changes on cash and cash equivalents	(89,292)	-

Net decrease in cash and cash equivalents	(398,190)	442,024
Cash and cash equivalents at beginning of period	1,009,768	374,587

Cash and cash equivalents at end of period	$611,578	$816,611

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

                In June 2000, On Stage sold equipment with historical cost of approximately $8,000, at a loss of $5,856.

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

In the opinion of the management of On Stage Entertainment, Inc. and Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain information included in our audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

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

                On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  On Stage anticipates based on its proposed plans and assumptions relating to its operations that the current cash, cash equivalent balances, and anticipated revenue from operations are insufficient to fund its ongoing operations.

                Management plans to manage short-term liquidity concerns through the renegotiations of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow.  In addition, it has lowered selling, general and administrative costs as a percent of net revenues from 14.5% for the nine months ended September 30, 1999, to 12.1% for the nine months ended September 30, 2000, and continues to downsize and restructure its selling, general and administrative functions.

                In addition, On Stage is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  However, there can be no assurance that On Stage will be able to secure additional capital or, if available, whether the terms or conditions would be acceptable.

(2) Debt Restructuring

                As of September 30, 2000, equipment and leasehold improvements included $9 million of assets subject to foreclosure, stated at net realizable value.

                As of October 7, 1998, we had borrowed an aggregate of $14,150,000 from our mortgage lender, ICCMIC.  On May 24, 1999, we received a notice of default from ICCMIC.  On November 5, 1999, we received a formal demand from ICCMIC to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness, including late charges and default interest, due on that date.  On November 12, 1999, ICCMIC filed a complaint against us in the District Court for Clark County, Nevada, alleging, among other things, that we had breached the guaranty.  On December 10, 1999, we agreed to allow ICCMIC to obtain judgement against us for the amount of the guaranty in return for a forbearance on the collection of the judgment until March 31, 2000.  ICCMIC later extended the date for collection on the judgment until May 1, 2000.

                On December 9, 1999, ICCMIC obtained judgment of foreclosure against our subsidiaries, Port Liberty, Inc. and King Henry's, Inc. for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida, and the the King Henry's Feast Theater in Orlando, Florida.

                On January 5, 2000, ICCMIC obtained a foreclosure decree for the official sale of the Legends in Concert Family Theater in Surfside Beach, South Carolina.

                During the period, we continued negotiating the terms of the credit facilities to obain extensions and to seek alternative additional financing.

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

                In connection with the transfer of assets to ICCMIC, we incurred a troubled debt restructuring loss of approxiately $6,918,309 (of which $6,861,418 had been accrued at March 31, 2000 based on a preliminary estimate and $56,591 was recorded on September 30, 2000 when we completed our analysis of the foreclosure), representing the difference between the estimated fair value of the assets transferred and the carrying value of the debt settled.

                On September 15, 2000, On Stage sold the assets of the Legends in Concert Theater in Surfside Beach independently and used the proceeds to pay off its debt with ICCMIC.

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

On Stage derives its net revenues from five reportable segments:

•      Casinos.  The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee.  In addition, this segment also operates our Legends in Concert show at the Imperial Palace in Las Vegas, Nevada and Biloxi, Mississippi and at Bally’s Park Place in Atlantic City, New Jersey.

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

                The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies.  On Stage management evaluates the performance of its operating segments based upon the profit or loss from operations.  On Stage reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

The following table sets forth the segment profit/(loss) and asset information:

For the nine months ended September 30, 1999

	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$7,356,231	$92,867	$14,018,867	$-	$21,467,965

Interest expense	$75	$1,123	$1,986,763	$152,944	$2,140,905

Depreciation and amortization	$277,238	$65,989	$424,883	$141,779	$909,889

Segment profit (loss)	$1,826,751	$(464,995)	$(899,679)	$(1,654,201)	$(1,192,124)

Segment assets	$3,205,079	$811,917	$18,252,412	$1,861,594	$24,131,002

Additions to long-lived assets	$111,251	$8,121	$53,305	$6,378	$179,055

For the nine months ended September 30, 2000

	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$7,307,227	$27,718	$12,315,673	$-	$19,650,618

Interest expense	$1,834	$-	$1,757,811	$130,735	$1,890,380

Depreciation and amortization	$299,276	$82,275	$320,383	$754,731	$1,456,665

Segment profit (loss) before extraordinary item	$1,599,911	$(640,241)	$(1,201,228)	$(1,816,917)	$(2,058,475)

Segment assets	$3,169,863	$922,744	$1,207,621	$1,822,567	$7,122,795

Additions to long-lived assets	$18,853	$12,503	$440,889	$19,865	$492,110

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

                The most important factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading "Description of Business-Risk Factors" in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as the following:

•      On Stage's dependence on our flagship Legends in Concert production and our principal production venues;

•      The ability to successfully produce and market new productions and to manage the growth associated with any new productions;

•      Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;

•      The ability to meet our commitments, obtain alternative and additional financing on commercially reasonable terms;

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

Results of Operations

                The following tables set forth the results of operations for the reportable segments indicated:

For the quarter ended September 30, 1999

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$2,508,181	$47,368	$5,237,169	$7,792,718	$-	$7,792,718

Cost of revenues	1,705,468	147,358	3,784,787	5,637,613	-	5,637,613

Gross profit (loss)	802,713	(99,990)	1,452,382	2,155,105	-	2,155,105

Selling, general & administrative	200,514	-	382,286	582,800	440,877	1,023,677

Depreciation & amortization	91,657	22,066	144,484	258,207	48,081	306,288

Restructuring charges	22,423	-	8,052	30,475	50,585	81,060

Operating income (loss)	488,119	(122,056)	917,560	1,283,623	(539,543)	744,080
Interest expense, net	48	-	663,069	663,117	48,639	711,756
Loss on disposal of property plant and equipment	-	-	61,237	61,237	-	61,237
Other (income) expense	(92,500)	-	-	(92,500)	(276,286)	(368,786)
Net income (loss)	$580,571	$(122,056)	$193,254	$651,769	$(311,896)	$339,873

For the quarter ended September 30, 2000

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$2,347,545	$3,643	$4,042,183	$6,393,371	$-	$6,393,371

Cost of revenues	1,844,086	203,238	3,038,770	5,086,094	-	5,086,094

Gross profit (loss)	503,459	(199,595)	1,003,413	1,307,277	-	1,307,277

Selling, general & administrative	90,880	-	464,451	555,331	484,852	1,040,183

Depreciation & amortization	99,219	28,129	78,509	205,857	48,986	254,843

Operating income (loss)	313,360	(227,724)	460,453	546,089	(533,838)	12,251
Interest expense, net	(194)	-	(51,704)	(51,898)	84,549	32,651
Loss on disposition of property plant & equipment	22,064	-	276,054	298,118	-	298,118
Other (income) expense	-	-	-	-	(292,956)	(292,956)
Net income (loss) before extraordinary item	$291,490	$(227,724)	$236,103	$299,869	$(325,431)	$(25,562)

Extraordinary item --- troubled debt restructuring loss	--	--	$(56,591)	$(56,591)	--	$(56,591)

Net income (loss)	$291,490	$(227,724)	$179,512	$243,278	$(325,431)	$(82,153)

For the nine months ended September 30, 1999

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$7,356,231	$92,867	$14,018,867	$21,467,965	$-	$21,467,965

Cost of revenues	4,788,217	490,750	11,188,479	16,467,446	-	16,467,446

Gross profit (loss)	2,568,014	(397,883)	2,830,388	5,000,519	-	5,000,519

Selling, general & administrative	524,027	-	1,135,773	1,659,800	1,445,745	3,105,545

Depreciation & amortization	277,238	65,989	424,883	768,110	141,779	909,889

Restructuring charges	32,423	-	121,411	153,834	190,019	343,853

Operating income (loss)	1,734,326	(463,872)	1,148,321	2,418,775	(1,777,543)	641,232

Interest expense, net	75	1,123	1,986,763	1,987,961	152,944	2,140,905
Loss on disposition of property plant & equipment	-	-	61,237	61,237	-	61,237
Other (income) expense	(92,500)		-	(92,500)	(276,286)	(368,786)

Net income (loss)	$1,826,751	$(464,995)	$(899,679)	$462,077	$(1,654,201)	$(1,192,124)

For the nine months ended September 30, 2000

	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$7,307,227	$27,718	$12,315,673	$19,650,618	$-	$19,650,618

Cost of revenues	5,051,374	585,684	10,341,002	15,978,060	-	15,978,060

Gross profit (loss)	2,255,853	(557,966)	1,974,671	3,672,558	-	3,672,558

Selling, general & administrative	332,768	-	815,795	1,148,563	1,224,407	2,372,970

Depreciation & amortization	299,276	82,275	320,383	701,934	754,731	1,456,665

Operating income (loss), before extraordinary item	1,623,809	(620,241)	838,493	1,822,061	(1,979,138)	(157,077)

Interest expense, net	1,834	-	1,757,811	1,759,645	130,735	1,890,380

Loss on disposition of property plant & equipment	22,064	-	281,910	303,974	-	303,974
Other income	-	-	-	-	(292,956)	(292,956)

Net income (loss) before extraordinary item	$1,599,911	$(640,241)	$(1,201,228)	$(241,558)	$(1,816,917)	$(2,058,475)

Extraordinary item – troubled debt restructuring loss	$ ---	$--	$(6,918,309)	$(6,918,309)	$ ---	$(6,918,309)

Net income (loss)	$1,599,911	$(640,241)	$(8,119,537)	$(7,159,867)	$(1,816,917)	$(8,976,784)

Quarter Ended September 30, 1999 versus Quarter Ended September 30, 2000

                Net Revenues. Revenues were approximately $6,393,000 for the quarter ended September 30, 2000 compared to $7,792,000 for the quarter ended September 30, 1999, a decrease of $1,399,000, or 18.0%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services, and Theaters. Revenues from Events are included in the Casinos segment. Revenues from Merchandise are included in the Theaters segment.

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

                Theaters revenues were approximately $4,042,000 for the quarter ended September 30, 2000 compared to $5,237,000 for the quarter ended September 30, 1999, a decrease of $1,195,000, or 22.8%. This decrease was primarily attributable to the discontinuation of our shows in Orlando, Florida.

                Costs of Revenues. Total costs of revenues were $5,086,000 for the quarter ended September 30,  2000 compared to $5,638,000 for the quarter ended September 30, 1999, a decrease of $552,000, or 9.8%. Costs of revenues increased to 79.6% of net revenues for the quarter ended September 30, 2000, as compared to 72.3% for the quarter ended September 30, 1999. This increase in costs of revenue, as a percentage of revenue was primarily attributable to a change in the mix of our revenues.

                Selling, General and Administrative. Selling, general and administrative costs were approximately $1,040,000 for the quarter ended September 30, 2000 as compared to $1,023,000 for the quarter ended September 30, 1999, an increase of $17,000, or 1.7%. This is primarily attributable to increases in legal expenses. Selling, general and administrative costs increased to 16.3% of net revenues for the quarter ended June 30, 2000, as compared to 13.1% for the quarter ended September 30, 1999.

                Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2000 decreased by $52,000, or 1.7%, as compared to the quarter ended September 30, 1999. The decrease was primarily due to the troubled debt restructuring loss.

                Restructuring Charges. Restructuring charges represents expenses related to the closing of the Legends in Concert show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

                Operating Income. Our operating income was approximately $12,000 for the quarter ended September 30, 2000 compared to an operating income of $744,000 for the quarter ended September 30, 1999.

                Interest Expense, Net. Interest expense for the quarter ended September 30, 2000 decreased by $679,000, or 95.4%, as compared to the quarter ended September 30, 1999. The decrease was primarily due to interest accrued on the ICCMIC debt, together with penalties and default interest rates.

                Other Income. Other income for the quarter ended September 30, 2000 decreased by $76,000, or 20.6%, as compared to the quarter ended September 30, 1999. The decrease was primarily attributable to the implementation of the accounts payable rescheduling measure of our restructuring plan.

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

Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 2000

                Net Revenues. Revenues were approximately $19,651,000 for the nine months ended September 30, 2000 compared to $21,468,000 for the nine months ended September 30, 1999, a decrease of $1,817,00, or 8.5%. Our revenue is derived from five principal operating segments: Casinos, Events, Merchandise, Production Services and Theaters. Revenues from Events are included in the Casinos segment. Revenues from Merchandise are included in the Theaters segment.

                Casinos revenues were approximately $7,307,000 for the nine months ended September 30, 2000 compared to $7,356,000 for the nine months ended September 30, 1999, a decrease of $49,000, or .07%. This decrease was primarily attributable to a decrease in revenue generated by the Legends in Concert shows at the Imperial Palace in Las Vegas, and a decrease in limited engagements and corporate events. These decreases were partially offset by the addition of a new Legends in Concert show on Premier Cruise Lines and at the Legends in Concert show at the Imperial Palace and Casino in Biloxi, Mississippi.

                Production Services revenues were approximately $28,000 for the nine months ended September 30, 2000 compared to $93,000 for the nine months ended September 30, 1999. The decrease was attributable to a decrease in equipment rentals.

                Theaters revenues were approximately $12,316,000 for the nine months ended September 30, 2000 compared to $14,019,000 for the nine months ended September 30, 1999, a decrease of $1,703,000, or 12.1%. This decrease was primarily attributable to the discontinuation of our shows in Orlando, Florida.

                Costs of Revenues. Total costs of revenues were $15,978,000 for the nine months ended September 30, 2000 compared to $16,467,000 for the nine months ended September 30, 1999, a decrease of $489,000, or 3.0%.  Costs of revenues increased to 81.3% of net revenues for the nine months ended September 30, 2000, as compared to 76.7% for the nine months ended September 30, 1999. This increase in costs of revenues, as a percentage of revenue was primarily attributable to a change in the mix of our revenues.

               Selling, General and Administrative. Selling, general and administrative costs were approximately $2,372,000 for the nine months ended September 30, 2000 as compared to $3,106,000 for the nine months ended September 30, 1999, a decrease of $734,000, or 23.6%. Selling, general and administrative costs decreased to 12.1% of net revenues for the nine months ended September 30, 2000, as compared to 14.5% for the nine months ended September 30, 1999. This is primarily attributable to our reduction of overhead associated with the discontinuation of our  “ roll-out” strategy.

              Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 30, 2000 increased by $547,000, or 60.2%, as compared to the nine months ended September 30, 1999. The increase was primarily due to the write-off of  direct acquisition costs.

                Restructuring Charges. Restructuring charges represent expenses related to the closing of the Legends in Concert show in Toronto, Canada, payment of employment-related severance and termination benefits, legal expenses, and relocation expenses of a key executive.

                Operating Income (Loss). Our operating loss was approximately $157,000 for the nine months ended September 30, 2000, compared to an operating income of $641,000 for the nine months ended September 30, 1999.

                Interest Expense, Net. Interest expense for the nine months ended September 30, 2000 decreased by $251,000, or 11.7%, as compared to the nine months ended September 30, 1999. The decrease was primarily due to interest accrued on the ICCMIC debt, together with penalties and default interest rates.

                Other Income. Other income for the nine months ended September 30, 2000 decreased by $76,000, or 20.6%, as compared to the nine months  ended September 30, 1999. The decrease was primarily attributable to the implementation of the accounts payable rescheduling measure of our restructuring plan.

              Loss on Disposition of Property Plant and Equipment.  Loss on disposal for the nine months ended September 30, 2000 increased by $243,000, as compared to the nine months ended September 30, 1999. The increase was primarily attributable to the sale of the Legends in Concert Theater in Surfside Beach, South Carolina.

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

Seasonality and Quarterly Results

                On Stage’s business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, to offset this seasonality in revenues.

                The following table sets forth On Stage’s net revenue for each of the last seven quarters ended September 30, 2000:

Net Revenues      ($ in thousands)

	March 31,	June 30,	September 30,	December 31,
Fiscal 1999	$6,272	$7,403	$7,793	$7,819
Fiscal 2000	$6,106	$7,151	$6,393

Liquidity and Capital Resources

General

                 On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  On Stage anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the anticipated timetable of its new show openings and the associated costs therewith), that its current cash, cash equivalent balances, anticipated revenue from operations and its working capital line will be insufficient to fund its ongoing operations and contemplated capital requirements over the next 12 months.

Going Concern

On Stage has suffered recurring operating losses, has a working capital deficit of $17,048,000, and has defaulted on its long-term debt. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties. The report of our independent certified public accountant for the year ended December 31, 1999 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

                Management plans to manage short-term liquidity concerns through the renegotiation of its expired working capital line, capital leases and mortgage facilities. On Stage has either closed down or restructured any business units that are not generating positive cash flow. In addition, On Stage has lowered selling, general and administrative costs as a percentage of revenues from 14.5% for the nine months ended September 30, 1999,  to 12.1% for the nine months ended September 30, 2000 and continues to downsize and restructure its selling, general and administrative costs.

Cash Flow

                For the nine months ended September 30, 1999, On Stage had net cash provided by operations of approximately $363,000. As of September 30, 1999, On Stage had approximately $612,000 in cash and cash equivalents.  The cash provided by operations was primarily attributable to an increase in accrued payroll and other liabilities. For the nine months ended September 30, 2000, On Stage had net cash provided by operations of approximately $1,543,000. As of September 30, 2000, On Stage had approximately $817,000 in cash and cash equivalents.  The cash provided by operations was primarily attributable to the troubled debt restructuring loss and write-off of debt financing costs.

                The net cash used in investing activities for the nine months ended September 30, 1999 of $165,000 was primarily attributable to capital expenditures. The net cash provided from investing activities for the nine months ended September 30, 2000 of $1,359,000, was primarily attributable to proceeds from the sale of assets.

                Net cash used by financing activities for the nine months ended September 30, 1999 of $507,000, was attributable to repayment of long-term borrowing and repayment under working capital lines, partially offset by the issuance of common stock and notes payable to an officer. Net cash used in financing activities for the nine months ended September 30, 2000 of $2,459,000, was primarily attributable to repayment of line of credit and long-term debt.

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

ON STAGE ENTERTAINMENT, INC.

/s/ Timothy J. Parrott
Date: November 30, 2001	Timothy J. Parrott
President and Chief Executive Officer

Date: November 30, 2001	/s/ Margaret Ann Freman
Margaret Ann Freman
Vice President and Chief Financial Officer