Form 10KSB/A
period 2000-12-31
ON STAGE ENTERTAINMENT INC
filed 2001-12-04
CIK 1035514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20450

AMENDMENT NO. 1

FORM 10-KSB/A

(Mark One)

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000 or

☐ Transition report under  section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ___________

Commission File Number 0-29402

ON STAGE ENTERTAINMENT, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0214292
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4625 W. Nevso Drive Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 702-253-1333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Redeemable Warrants to purchase shares of Common Stock

(Title of Class)

                Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

                The issuer’s revenues for the most recent fiscal year ended December 31, 2000 were $24,137,441.

                The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on April 6, 2001 was $1,282,238.

                The number of shares of the issuer’s common stock outstanding as of April 6, 2001 was 11,307,930.

                Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

                None.

PART I

                This document contains certain forward-looking statements that are subject to risks and uncertainties.  Forward-looking statements include certain information relating to potential new show openings, the potential markets for expansion of our existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this Report, where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.  The most important factors that could prevent us from achieving our goals--and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements--include the information provided under the heading “Description of Business-Risk Factors” in Item 1, as well as the following:

•      On Stage’s dependence on our flagship Legends in Concert production and our principal production venues;

•      The ability to successfully produce and market new productions and to manage the growth associated with the new productions;

•      Risks associated with our expansion strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;

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

•      The ability to successfully manage the litigation pending against us and to avoid future litigation; and

•      The results of operations which depend on numerous factors including the commencement and expiration of contracts, the timing and amount of new business generated by us, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

ITEM 1.                  Description of Business

General

                We produce and market live theatrical productions and operate live theaters and dinner theaters worldwide.  We market our productions directly to audiences at theaters in resort and urban tourist locations.  During 2000, we performed full-time shows in the following locations:

Tourist Market	Production	Location	Leased/ Discontinued/ Contracted

Atlantic City, New Jersey	Legends in Concert	Bally’s Park Place	Contracted

Biloxi, Mississippi	Legends in Concert	Imperial Palace	Contracted

Branson, Missouri	Legends in Concert	Legends Theater	Leased

Buena Park (Anaheim), California	Wild Bill’s Dinner Extravanganza	Wild Bill’s Dinner Theater	Leased

Las Vegas, Nevada	Legends in Concert	Imperial Palace	Contracted

North Myrtle Beach, South Carolina	Sub-Leased	Sub-Leased	Leased

Orlando, Florida	King Henry’s Feast	King Henry’s Dinner Theater	Discontinued

	Wild Bill’s Dinner Extravaganza	Wild Bill’s Dinner Theater	Discontinued

	Fort Liberty Shopping Malls	Fort Liberty Retail	Discontinued

	Blazing Pianos	Blazing Pianos Bar	Discontinued

Surfside Beach, South Carolina	Legends in Concert	Legends Theater	Leased

                We also market our productions to commercial clients.  These include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines.  We have performed in locations such as the Illinois State Fair, MGM Grand Theme Park and Dollywood Theme Park.  We have performed in Australia, Russia, China, Africa, Japan and the Philippines.  We have also performed for several corporate clients including McDonald’s, Bank of America, Hewlett Packard, IBM, Pitney Bowes, Levi Strauss and Texaco.

                For the years ended December 31, 1999 and 2000, approximately 60% and 51%, respectively, of our net revenue was generated from theaters and dinner theaters that we operate in resort and urban tourist markets.  Approximately 27% and 26%, respectively, of our net revenue was generated from live productions performed in gaming markets, predominantly Las Vegas and Atlantic City.  Approximately 6% and 16%, respectively, of our net revenue was generated from sales to commercial clients other than casinos.  The remaining 7% of our net revenue for each respective year was generated from merchandise and souvenir photography sales.  We were incorporated on October 30, 1985 in Nevada under the name Legends in Concert, Inc.  On August 7, 1996, we changed our name to On Stage Entertainment, Inc.  Our principal executive offices are located at 4625 West Nevso Drive, Las Vegas, Nevada 89103, and our telephone number is (702) 253-1333.

Developments during 2000

                On May 1, 2000, we entered into a partial settlement with our first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp.  (“ICCMIC”).  Under the settlement, we agreed not to prevent ICCMIC from foreclosing on our Fort Liberty, King Henry’s Feast and Legends in Concert Surfside Beach theaters in exchange for an aggregate credit of $9 million.  This included $3 million for our Fort Liberty theater, $4 million for our King Henry’s Feast theater and $2 million for our Legends in Concert Surfside Beach theater.  We agreed to operate the King Henry’s and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed.  On September 15, 2000, On Stage Theaters Surfside Beach, Inc., one of our subsidiaries, sold its Legends in Concert Theater in Surfside Beach, South Carolina to LIC Theatres, LLC for $2 million.  We resolved the remaining issues with ICCMIC on October 12, 2000, as discussed below.

                On August 21, 2000, we acquired the live production licensing rights to “Ripley’s Believe it or Not” for the United States and Canada, excluding New York, for an initial fee of $250,000 and 15% of gross revenue from each production.  Under the licensing agreement, On Stage must open two full-scale Ripley’s Live productions within the next two years.  We entered into a lease agreement with the Osmond Family Theater to open the first Ripley’s live productions in Branson, Missouri on May 24, 2001.

                In connection with the sale of our Surfside Beach, South Carolina theater, we entered into a 10-year lease agreement with LIC Theatres, LLC, to ensure that the Legends in Concert production, one of our largest revenue sources, will continue for many years.  The proceeds from the sale of the theater were paid to ICCMIC in accordance with the terms of the partial settlement agreement with ICCMIC discussed above.

                On October 12, 2000, we successfully restructured our outstanding debt with both ICCMIC and First Security Bank.  Under the settlement, ICCMIC agreed to cancel our outstanding loan and accrued interest of approximately $8.2 million in exchange for 4,061,122 shares of common stock with a market value of $1,218,336.  As part of the restructuring, Timothy J.  Parrott, our new President & CEO, purchased 2,630,000 shares of common stock, at market value, from ICCMIC for $1 million.  Additionally, we restructured our remaining debt of approximately $1.2 million with First Security Bank.  Under the terms of the agreement with First Security Bank, we agreed to pay First Security Bank $50,000 per month in exchange for its agreement to extend the loan until September 1, 2002.  The loan accrues interest annually at the rate of prime plus 2%.  We recorded a net gain on debt restructuring of $141,122.

                In November 2000, we entered into a letter of intent with Bounce Back Technologies.com, Inc.  to purchase its “Country Tonite” production.  Under the terms of the letter of intent, we agreed to purchase the Country Tonite assets for $3.8 million.  In January 2001, we completed the acquisition.  The show opened under our management in March 2001.  We also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee.  However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition.

                During late 2000 and early 2001, we raised an aggregate of $1,350,000 from accredited private investors to meet our capital requirements, pay for expenses, and make the scheduled payments for the acquisition of Country Tonite and the live licensing rights for Ripley’s.  In this private placement, we issued convertible debentures that accrue interest at an annual rate of 10% and are convertible into common stock at $0.79 per share.  The remaining debentures mature in either November and December 2001 or January and February 2003.  In May 2001, the debenture holders were given the option to exchange their debentures for Series A Convertible Preferred Stock that accrues dividends at an annual rate of 12%, payable quarterly in arrears, and is convertible into common stock at $0.50 per share.  As of June 2001, $1.2 million of the debentures were converted into Series A Convertible Preferred Stock.

SHOW OFFERINGS

                We develop, produce or acquire live theatrical productions including tribute shows, musical reviews, magic shows, ice-skating productions and specialty shows.  Most recently we acquired Country Tonite.  The principal productions we currently produce are described below.

Legends in Concert

                Legends in Concert is our flagship production.  It is a live theatrical tribute show featuring impersonators who recreate past and present music and motion picture superstars.  Legends is the longest running independently produced production in Las Vegas and Atlantic City.  Based on our access to approximately 75 different Legends tribute acts, we can tailor each tribute show to suit the unique demographics of any audience and the size of any venue.  We have been able to attract significant repeat business by varying the composition of the acts in our shows.  In 2000, full-time resident Legends productions were performed in Atlantic City, New Jersey, Biloxi, Mississippi, Branson, Missouri, Las Vegas, Nevada and Myrtle Beach, South Carolina.

Wild Bill’s Dinner Extravangaza

                Wild Bill’s Dinner Extravaganza is a two-hour dinner show that features the best of the Wild West.  The show includes Indian tribal dances, gun fighting, and show girls.  The show runs every day throughout the year at the Wild Bill’s Dinner Theater in Buena Park, California.

Intellectual Property

On Stage has filed or obtained the following intellectual property marks:

Name:	Class (es)	Status
Country
Legends in Concert United States	6,16,18,21,25,26,41	Registered
Legends in Concert w/ design United States	6,16,18,21,25,26,41	Registered
Legends in Concert Canada	41	Registered
Legends in Concert Europe	41	Registered
Legends in Concert Great Britain	41	Registered
Legends in Concert Japan	41	Registered
Legends in Concert Mexico	41	Registered
Legends in Concert Australia	41	Pending
Legends of Country United States	41	Registered
Atlantic City Experience United States	41	Registered
Camouflage Aux Folles United States	41	Published

                We will file applications for protection of our Legends service mark in other foreign countries, if necessary.  We believe we own or have appropriately licensed all of the intellectual property rights required to perform our shows in the manner in which they are currently produced, including the right to publicly present and perform all non-dramatic copyrighted musical compositions under musical licenses with Broadcast Music, Inc.  (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”).

                We typically require our independent contractors, employees, consultants and advisors to sign appropriate confidentiality and non-competition agreements in connection with their employment, consulting or advisory relationship with us.

Employees

                As of April 9, 2001, we employed approximately 402 employees (217 full-time and 185 part-time), including 123 entertainers, 11 theater operations personnel, 58 production personnel, 92 food & beverage personnel, 22 administrative personnel, 26 marketing personnel, 67 box office/concession personnel and three executive officers.  None of our current employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

RISK FACTORS

                Increased Operating Expenses.  Increased operating expenses in connection with our recent acquisition of Country Tonite, our proposed expansion plans, delays in the introduction of new productions and factors adversely affecting our current productions, could have a material adverse effect on our future operating results.  There can be no assurance that we will generate significant net income in the future or that our future operations will be profitable.

                Dependence on Legends.  To date, our revenue has been limited largely to the production of Legends.  Our future success will depend, to a significant extent, on our ability to successfully produce and market Legends shows in other venues.  If we are unsuccessful in expanding the production of Legends, or if the Legends production concept ceases to be successful or profitable, there will be a material adverse effect on us.

                Reliance on Principal Production Venues.  We anticipate that we will continue to rely upon our four current largest revenue producing show sites, including our resident Legends productions in Las Vegas, Nevada, Branson, Missouri and Myrtle Beach, South Carolina, as well as our Wild Bill’s Dinner Theater in Buena Park, California, for the substantial majority of our revenue.  The loss of all or a substantial portion of the business generated at those venues or the termination or impairment of contractual relationships that make some of these venues available to us would have a material adverse effect on us.

                Risks Associated with Proposed Acquisition Strategy.  We intend to pursue strategic acquisitions of, or joint ventures with, independent production companies, and to market our brand name products to the established customer bases of any acquired companies to increase revenues and market share.  In addition, we intend to acquire additional established, brand-name shows that we believe have the potential to be successful in new markets.  We plan to enter into these types of arrangements on a shared revenue or shared profit basis and to make these acquisitions through limited equity distributions rather than through cash payments or investments.  If our stock price is too low, we may not be able to use our common stock for acquisitions.  However, if cash funding is our only option, we will need additional financing.  We may not be able to acquire financing or acquire acceptable production companies or shows.  In addition, we may not be able to enter into beneficial joint ventures on commercially reasonable terms or in a timely manner.  Furthermore, we can provide no assurance that any acquired customer bases will be receptive to our productions or that we will be able to successfully develop any acquired shows.  Further, we may not be able to successfully integrate any business or productions that we acquire.  Any inability to do so, particularly where we have made significant capital investments, could have a material adverse effect on us.  In addition, acquired business may not increase our revenue or market share or otherwise improve our financial condition.

                Competition.  The leisure and entertainment market, which includes the market for live theatrical productions, is highly competitive.  Many of our markets contain a large number of competing live theatrical productions.  In resort and urban tourist locations, we compete for ticket sales with the producers of other live productions, many of whom have greater financial and other resources than we do or feature productions and headline stars with greater name recognition than ours.  In addition, we compete with other production companies for the most desirable commercial and tourist venues and for talent and production personnel.  Any inability to secure those venues or personnel could have a material adverse effect on us.  In addition, a production could decide to self-produce its live entertainment needs in one or more of our venues.  There can be no assurance that we will be able to secure alternative venues for displaced productions or that those alternative venues could be secured under similar or favorable terms.

                Availability of Talent and Lack of Long-Term Contracts.  Our future success depends largely upon our ability to attract and retain personnel sufficiently trained in performing arts and theatrical production, including singers, dancers, musicians, choreographers and technical personnel.  We maintain rigorous standards with respect to the abilities and level of experience of these personnel to ensure consistency, quality and professionalism in our productions.  This may make it more difficult for us to obtain qualified personnel.  Moreover, that difficulty is compounded by the fact that Legends, our flagship production, features impersonators of past and present superstar vocalists.  Because these headline performers must look, sound and act like specific celebrities, the pool of performers from which we can choose is significantly reduced.  In addition, while our musicians, singers, dancers and production personnel are generally employees, our headline acts are independent contractors who enter into new contracts with us for each new show or venue in which they perform.  We do not maintain any long-term contracts with our performers.  We will need to hire additional performers and production technicians as we continue to open new productions, as well as to supplement personnel in our existing productions.  Our inability to attract and retain needed personnel, for either new or existing productions, could have a material adverse effect on us.

                Fluctuations in Quarterly Operating Results; High Seasonality.  We have experienced, and expect to continue to experience, fluctuations in quarterly results of operations.  The live theatrical production business is highly seasonal.  We expect these seasonal trends to continue.  Additionally, we typically spend significant resources on new resident theatrical productions up to six months in advance of show openings, and believe that, as we emphasize pre-opening market research and development as part of our expansion plans, both the amount of pre-opening expenditures and the lag between the time in which we incur those expenditures and the receipt of post-opening revenue will increase.  Accordingly, our operating results may also vary significantly from quarter to quarter or year to year due to the opening and timing of new shows and the fluctuations associated with the pre-opening and start-up phases of new productions in new and varying venues.  Consequently, revenue as well as profit and loss, may vary significantly from quarter to quarter.  The results in any period may not necessarily be indicative of results in subsequent periods.

                Cyclical and Economy-Sensitive Industry; Changing Trends.  The live entertainment industry is cyclical, with consumer spending tending to decline during recessionary periods when disposable income is low.  Although we believe our moderate ticket prices may enhance the appeal of our productions to consumers in a recessionary environment, a poor general economic climate may have an adverse impact on our ability to compete for limited consumer resources.  The live entertainment industry is also subject to changing consumer demands and trends and there can be no assurance that growth will continue or that the growth trends will not be reversed.  The rate of growth in the casino gaming industry has recently begun to decrease due to consolidation within the industry.  Our success depends on our ability to anticipate and respond to changing consumer demands and trends and other factors affecting the live entertainment industry, including new artists and musicians, as well as general trends affecting the music industry and its performers.  Failure to respond to these factors in a timely manner could have a material adverse effect on us.

                Dependence on the Casino Gaming Industry.  Our success depends on the success of the casino gaming industry.  Consequently, a change in the laws or regulations governing the casino gaming industry, or a significant decline in casino gaming in the United States, could have a material adverse effect on us.

                Intellectual Property.  Our success depends to a large extent on our ability to reproduce the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates.  Although we believe that our productions do not violate those intellectual property rights under applicable state and federal laws, if a claim is made against us, it could be expensive and time consuming to defend.  Additionally, if we were determined to be infringing any intellectual property rights in the production of our performances, we could be required to pay damages--including treble or statutory damages--costs and attorney fees, alter our productions, obtain licenses or cease certain activities, all of which, individually or collectively, could have a material adverse effect on us.  Furthermore, if we were required to obtain licenses from the celebrities we impersonate, there can be no assurance that we would be able to acquire those licenses on commercially favorable terms, if at all.  In addition, an element of our business strategy is to expand our merchandising program by introducing a wider variety of clothing items and new products, such as compact discs, and audio and video tapes.  We have filed trademark applications, as necessary, in order to protect our rights in the products that we sell.  There can be no assurance that we will be able to obtain any trademarks on terms and conditions acceptable to us.  Our inability to obtain those rights could have a material adverse effect on our ability to successfully implement our merchandising strategy.

Government Regulation

                Providing entertainment to the casino gaming industry subjects us to various licensing regulations.  We are regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission under the New Jersey Casino Control Act.  Our current casino service industry license from the New Jersey Casino Control Commission is valid through September 30, 2003.  We do not believe that we are required to obtain a license to provide our services to casinos in Nevada, Mississippi or in any other jurisdictions in which we operate, other than New Jersey.  The Nevada and Mississippi Gaming Control Boards and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit.  Additionally, many of the casinos require a production company to be properly licensed under the local gaming laws before it will contract for their services.

                We lease or own certain of the theaters for our new brand-name resident productions.  We absorb all costs and risks associated with producing the show in order to retain 100% of the show’s profits.  Producing shows under this “four-wall” arrangement may require us to obtain and maintain certain local licenses and permits.  We were required to obtain such licenses to open our Myrtle Beach and Branson shows, both of which are “four-wall” productions.  These licenses and permits could include amusement licenses, music licenses (i.e., BMI or ASCAP), business licenses, liquor licenses, retail sales tax licenses, food and beverage licenses and a health inspection rating (if dairy products and/or hot food, other than popcorn, is to be sold).  Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder our expansion plans.  In addition, the suspension of, or inability to renew, a license needed to operate any of our currently running productions would adversely affect our operations.

                Dependence on Key Personnel.  Our future success depends largely on the efforts and abilities of our existing senior management, particularly Mr.  John W.  Stuart, our Chairman and founder and Timothy J.  Parrott, our President and Chief Executive Officer.  The loss of the services of these officers, or other members of our management team, could have a material adverse effect on us.  Although we currently maintain a key-man life insurance policy on the life of Mr.  Stuart in the amount of $2,500,000, those proceeds may not be sufficient to compensate us for the loss of his services.  In particular, Mr.  Stuart’s death would result in the loss of his creative contribution to On Stage and would give the owner of the Imperial Palace the right to terminate its contract with us relating to our resident Legends production in Las Vegas, one of our largest revenue-producing venues.  Mr.  Stuart and Mr.  Parrott are employed by On Stage pursuant to employment agreements.  These employment agreements are valid through October 12, 2003.  They contain non-competition clauses for a period of three years.  These non-competition clauses may not be enforceable and we may not be able to pay the contractual amount required to effectuate their non-competition agreements.  There can be no assurance that we will be able to renew Mr.  Stuart’s employment contract or attract and retain the additional qualified senior management personnel necessary to manage our planned growth.

                Risk of Employment Tax Liability.  Consistent with industry standards, we treat, and expect to continue to treat, the headline acts of our productions as independent contractors rather than employees.  In determining that we are qualified to characterize the headline acts as independent contractors, we have reviewed and analyzed the applicable guidelines issued by the Internal Revenue Service.  There can be no assurance, however, that we are qualified to treat the headline acts as independent contractors.  If we have improperly classified the headline acts as independent contractors, we would be liable for the payment of employment taxes for those periods in which the headline acts were incorrectly characterized as independent contractors.  If imposed, that employment tax liability would have a material adverse effect on us.

                Litigation.  We are involved in certain pending and threatened lawsuits in which the adverse parties are seeking damages.  There can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in our favor.  Moreover, regardless of the outcome of those lawsuits and claims, if we are engaged in protracted litigation, the costs of that litigation could be substantial.  Even if we are fully indemnified by third parties, the time and effort we expend in connection with those matters could be significant, leaving us with less opportunity to pursue our strategic goals.

                Limitations on Liability of Directors and Officers.  Our Articles of Incorporation include provisions to eliminate, to the full extent permitted by Nevada General Corporation Law, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors.  Our Articles of Incorporation also provide that we will, to the maximum extent permitted under Nevada law, indemnify and, upon request, advance expenses to any director or officer.

                Possible Adverse Effects of Authorization of Preferred Stock.  Our Articles of Incorporation authorize issuance of up to 10,000,000 shares of “blank check” preferred stock, with the designations, rights and preferences as may be determined from time to time by the board of directors.  This means that our board of directors may issue preferred stock with dividend, liquidation, conversion, voting, or other rights, that could adversely affect the rights of our common stockholders without their approval.  This could make it difficult for a third party to gain control of On Stage, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

                Risks Relating to Penny Stocks.  Our stock is subject to the requirements of certain rules under the Exchange Act, that require additional disclosure by broker-dealers in connection with any trades of “penny stock.” Generally, “penny stock” is any non-Nasdaq equity security that has a market price of less than $5.00 per share, with limited exceptions.  Those rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors--generally institutions.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our stock.  This could severely limit the liquidity of our common stock and the ability of stockholders to sell our common stock in the market.

                Registration under the Securities Act and State Registration Required to Trade Warrants.  Holders of outstanding warrants to acquire our common stock will be able to sell their warrants or the shares of common stock underlying those warrants only if a registration statement under the Securities Act relating to the warrants is then in effect and those securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside.  Although we intend to use our best efforts to maintain a current registration statement covering the securities underlying the warrants at the earliest practicable date, we may not be able to do so.  The value of the warrants may be greatly reduced if a registration statement covering the securities issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside.  Warrant holders who reside in jurisdictions in which those securities are not qualified and in which there is no exemption will be unable to sell their warrants in the open market and may allow them to expire unexercised.  Currently, we have outstanding warrants to purchase 4,410,155 shares of common stock of which 1,400,000 are registered.  We are not eligible to register our securities on Form S-3, a short form registration statement, because our Form 10-KSB for the fiscal year 2000 was not timely filed.  This may delay our ability to register the common stock issuable upon exercise of the warrants because of the increased time and expense associated with registering the securities on that form.

                Restrictive Debt Covenants.  Our loan agreements contain covenants that, among other things, restrict the ability of our operating subsidiaries to dispose of assets, incur additional indebtedness, pay cash dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates or redeem or repurchase the indebtedness of such subsidiaries.

                Prior Losses.  For the years ended December 31, 1999 and December 31, 2000, we had net losses of $2,090,339 and $4,701,666, respectively.  There can be no assurance that we will generate net income in the future or that our future operations will be profitable.

                No Assurance of Continued Public Market; Possible Continued Volatility of Market Price of Common Stock.  There can be no assurance that a regular trading market for our common stock will be sustained.  The market prices of our securities may continue to be characterized by volatility and low trading volume.  Factors such as our operating results, announcements by us or our competitors of new production contracts, and various factors affecting the entertainment industry generally, may have a significant impact on the market price of our securities.

                Risks Relating to Proposed Expansion Plans; Possible Inability to Achieve or Manage Growth.  Our continued growth depends, to a significant degree, on our ability to produce and market new theatrical productions on a profitable basis.  Our expansion plans include increasing both the number of productions in operation at any given time and the rate at which such productions open.  This expansion strategy contemplates the opening of additional resident productions.  This will place significant pressures on our personnel because that growth will require development and operation of a significantly larger business over a broader geographical area.  The success of our expansion strategy depends upon a number of factors, including:

•      our ability to hire and retain additional skilled management, marketing, technical and performing arts and theatrical production personnel;

•      our ability to secure suitable venues for new productions on a timely basis and on commercially reasonable terms; and

•      our ability to successfully manage our growth (which requires us to develop and improve our operational, management and financial systems and control).

                Our prospects and future growth also depend upon the ability of our productions to achieve significant market share in targeted tourist and gaming markets and our ability to develop and acquire and commercialize additional productions.  There can be no assurance that we will be able to achieve our expansion goals or, if we are able to expand our operations, that we will be able to effectively manage our growth, anticipate and satisfy all of the changing demands and requirements that this growth will impose upon us or achieve greater operating income or profitability.  If we have to discontinue new productions, our operations will be adversely affected.  This is because of:

                (1)   the significant up-front capital expenditures and pre-opening costs--estimated to be approximately $500,000 to $1,000,000 in the case of a leased theater--associated with the establishment of a new resident production;

                (2)   the time required to open a new resident production (typically three to six months); and

                (3)   the time required for a new resident production to achieve the market acceptance and name recognition required for successful local ticket wholesalers and tour specialists.

During 1998, we discontinued our resident production of Legends in Toronto, Canada, because of less than optimal ticket sales in the start-up phase of the show.  This resulted in a loss of approximately $443,100.

                Control by Principal Stockholders.  Our Chairman and founder, and our Chief Executive Officer beneficially own approximately 31.4% and 29.9%, respectively, of our outstanding common stock.  Accordingly, they can control and direct our affairs, including the election of directors, increase our authorized capital or they can cause the dissolution, merger or sale of all, or substantially all, of our assets.

ITEM 2.                  Description of Property

                Our corporate headquarters consist of approximately 16,000 square feet of leased office and warehouse space in Las Vegas, Nevada.  This lease expires on August 31, 2002.

                The table provided below lists certain information regarding the facilities that we used during 2000.

		Square	Type of	Lease	Principal
Location		Footage	Possession	Expiration	Function

Atlantic City, NJ		2,000	Lease	12/00	Office
Atlantic City, NJ	(1)	N/A	Lease	06/00	Residential
Branson, MO	(2)	27,500	Lease	12/03	Theater/Office
Buena Park, CA	(3)	27,599	Lease	06/10	Theater
Las Vegas, NV		16,000	Lease	08/02	Office
Las Vegas, NV	(4)	4,668	Lease	05/01	Warehouse
N.Myrtle Beach, SC	(5)	15,000	Lease	12/04	Theater/Office
Myrtle Beach, SC	(6)	16,171	Lease	12/10	Theater/Office

(1)

Consists of seven condominium units for use by our performers when they are performing in our Legends show at Bally’s Park Place in Atlantic  City, New Jersey. We lease these units from Mr. Stuart and his wife, at a rate equivalent to the fair market value.

(2)	On Stage Entertainment, Inc. leases this property from TCK, L.P.
(3)

On Stage’s wholly-owned subsidiary, On Stage Theaters, Inc., subleases this property from Wild Bill’s California, Inc., a wholly-owned subsidiary of On Stage Theaters.  Wild Bill’s  California,  Inc. leases the property from an unrelated third party.

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

ITEM 3.  Legal Proceedings

                In May 1997, First Security Bank of Nevada issued us a line of credit for up to $250,000 that bears variable interest at 1.5% over the First Security Bank of Idaho’s index (10% per year as of the facility’s inception) and is due on demand.  Our chairman personally guaranteed the line of credit.

                On March 28, 1998, First Security increased the line of credit to $1,000,000 and the expiration date was extended to March 25, 1999.  As of December 31, 1998, we had drawn $1,000,000 on the line of credit.  As of March 31, 1999, we had failed to pay off any part of the line of credit and were in default under its terms.  On April 29, 1999, we received a notice of default from First Security Bank.  We restructured the line of credit in October 2000.

                On September 29, 1997, First Security Leasing Company (“First Security Leasing”) approved a $1,000,000 lease line for On Stage.  Advances under the line incur interest at an annual rate of 9.75%.  The lease line has been utilized in the following amounts: $389,290, $442,997 and $167,713, commencing in April 1998, April 1998 and May 1998, respectively, and terminating on October 2001, September 2001 and November 2001.  We also received a notice of default under this line on April 29, 1999.  We subsequently restructured the lease line with First Security on October 12, 2000, as discussed below.

                From March 13, 1998 to October 7, 1998, we borrowed an aggregate of $14,150,000 from ICCMIC.  Although we made our January, February and March 1999 payments under this loan after the due date for those payments, no other payments were made.  As a result of these delinquencies, we incurred late charges and default interest, which we did not pay.

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

                On May 1, 2000, we entered into a partial settlement with ICCMIC, pursuant to which we agreed not to prevent ICCMIC from foreclosing on the Fort Liberty and King Henry’s Feast theaters in exchange for: (1) an aggregate credit of $9.0 million for our Fort Liberty, King Henry’s Feast and Legends in Concert Surfside Beach theaters; and (2) a 30 day extension of time during which ICCMIC agreed: (i) to forego collection on its deficiency judgment in Nevada; and (ii) to extend the foreclosure date on the Legends in Concert Surfside Beach theater.  Additionally, we orally agreed with ICCMIC to temporarily operate the King Henry’s and Fort Liberty Theaters for an indefinite period of time and engaged in active negotiations with ICCMIC to resolve the issue of the deficiency judgment.  The Company subsequently restructured the loan as discussed below.

                On October 12, 2000, we restructured our loans with ICCMIC and First Security Bank.  Under the terms of this restructuring, ICCMIC agreed to convert its outstanding loan and accrued interest of approximately $8.2 million into 4,061,122 shares of common stock.  As part of the transaction, Mr. Parrott, our President and CEO, purchased 2,630,000 shares of our common stock at market value from ICCMIC for $1 million.  In connection with this transaction, we restructured our only remaining debt of approximately $1.2 million with First Security Bank.  Under the terms of the agreement with First Security Bank, which became effective August 1, 2000, we agreed to pay $50,000 per month.  The loan accrues interest at the annual rate of prime plus 2%.

                On August 2, 1999, Hemisphere Tour & Travel, Inc., n/k/a HT&T, Inc., Richard Winokur, Media Corp.  of America and Stephen Zadrick filed a complaint against On Stage and Gedco USA, Inc. in the Ninth Judicial Circuit Court in and for Orange County, Florida.  The complaint alleges that representatives from On Stage and Gedco breached an oral contract with plaintiffs to pay them a commission in connection with the Gedco asset acquisition.  More specifically, the plaintiffs allege that had it not been for their introduction of Gedco and On Stage, the parties would never have consummated the Gedco asset acquisition.  On February 13, 2001, On Stage entered into a settlement agreement for $309,607 with the plaintiffs, which effectively resolved all of their differences.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

                The following matters were submitted to a vote of  our security holder’s at our 1999 annual meeting: (1) the re-election of John W.  Stuart and Matthew Gohd as directors and (2) the ratification of BDO Seidman, LLP as On Stage’s independent public accountants for the fiscal year ending December 31, 2000.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

                Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “ONST.OB” The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the OTCBB, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Fiscal 2000:
First Quarter	.94	.28
Second Quarter	.63	.22
Third Quarter	.44	.19
Fourth Quarter	.88	.25

Fiscal 1999:
First Quarter	1.69	.88
Second Quarter	1.59	.63
Third Quarter	.88	.31
Fourth Quarter	.44	.09

                As of April 8, 2001 there were approximately 700 holders of record of our common stock and the closing sale price of the common stock as reported on the OTCBB was $0.875.

                We have never declared or paid any cash dividends on our capital stock.  We currently intend to retain any earnings to finance future growth and working capital needs.  We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries, including, Legends in Concert, Inc., On Stage Marketing, Inc., On Stage Theaters, Inc., Wild Bill’s California, Inc., Blazing Pianos, Inc., King Henry’s Inc., On Stage Merchandise, Inc., On Stage Events, Inc., On Stage Casino Entertainment, Inc., On Stage Productions, Inc., On Stage Theaters North Myrtle Beach, Inc. and On Stage Theaters Surfside Beach, Inc.

                On Stage derives net revenues from five business units categorized by three reportable segments:

•      Casinos.  The Casinos segment primarily sells live theatrical productions to casinos worldwide for a fixed fee.  In addition, this segment operates our Legends show at the Imperial Palace in Las Vegas, Nevada and at Bally’s Park Place in Atlantic City, New Jersey.

•      Theaters.  The Theaters segment owns or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States.  This segment derives revenues from the ticket sales, and food and beverage sales to patrons attending our live theatrical productions.

•      Events.  The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines, for a fixed fee.  Revenues generated from the Events segment are included in the Casinos segment.

•      Merchandise.  The Merchandise segment sells merchandise and souvenir photography products to patrons attending our Casinos, Theaters, and Events segment productions.  Revenues generated from the Merchandise segment are included in the Theaters segment.

•      Production Services.  The Production Services segment sells technical equipment and services to commercial clients.  However, this segment’s primary focus is providing technical support for all of the Casinos, Theaters, Events and Merchandise segments.

                The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies.  On Stage’s management evaluates the performance of its operating segments based upon the profit and loss from operations.

                On Stage’s reportable segments are strategic business units because each unit services a different market or performs a specialized function in support of a given market.

Results of Operations

                The following table sets forth the various components of our net revenue as a percentage of the total net revenue for the periods indicated:

	Years Ended December 31,
	1999	2000

Net revenue	100.0%	100.0%
Costs of Revenues	7.7	85.3

Gross profit	2.3	14.7
Selling, general and administrative	5.2	17.2
Depreciation and amortization	4.4	4.5
Expenses at closed locations	1.5	2.5

Operating Income (loss)	1.2	(9.5)
Other income	1.5	1.4
Loss on disposal of fixed assets	0.0	6.5
Interest expense, net	10.1	5.0

Loss before income tax and extraordinary item	(7.4)	(19.6)
Income taxes	(0.0)	(0.4)
Loss before extraordinary item	(7.4)	(20.0)

Extraordinary item - trouble debt restructurin gain, net	0.0	0.6

Net loss	(7.4)%	(19.4)%

                Loss before income taxes and extraordinary item for the year ended December 31, 1999 was $2,090,339, as compared to a loss before income taxes and extraordinary item of $4,751,397 for the year ended December 31, 2000.

                The following tables set forth the results of operations by On Stage for the reportable segments indicated:

	Year ended December 31, 1999
			Theaters	Operations	Operating	Corporate	Total
	Casino	Production Services	Services	Sub-Total	Sub-Total	Office	Consolidated
Net revenues	$10,006,642	$103,896	$18,438,104	$28,548,642	$28,548,642	$-	$28,548,642
Cost of revenues	6,565,776	679,128	14,931,965	22,176,869	22,176,869	-	22,176,869

Gross profit	3,440,866	(572,232)	3,506,139	6,371,773	6,371,773	-	6,371,773
Selling, general & administrative	766,964	-	1,747,966	2,514,930	2,514,930	1,836,871	4,351,801
Depreciation & amortization	401,664	90,239	559,335	1,051,238	1,051,238	192,910	1,244,148
Expenses at closed locations	41,494	-	111,880	153,374	153,374	273,580	426,954

Total operating expenses	1,210,122	90,239	2,419,181	3,719,542	3,719,542	2,303,361	6,022,903

Operating income (loss)	2,230,744	(665,471)	1,086,958	2,652,231	2,652,321	(2,303,361)	348,870

Other (income) expenses	(97,490)	-	61,237	(36,253)	(36,253)	(404,165)	(440,418)

Interest expense, net	84	1,123	2,648,061	2,649,268	2,649,268	230,359	2,879,627

Net income (loss) before Income taxes	2,328,150	(666,594)	(1,622,340)	39,216	39,216	(2,129,555)	(2,090,339)
Income taxes	-	-	-	-	-	-	-

Net income (loss)	$2,328,150	$(666,594)	$(1,622,340)	$39,216	$39,216	$(2,129,555)	$(2,090,339)

	Year ended December 31, 2000
		Production		Operations	Operating	Corporate	Total
	Casino	Services	Theaters	Sub-Total	Sub-Total	Office	Consolidated
Net revenues	$8,981,520	$29,719	$15,126,202	$24,137,441	$24,137,441	$-	$24,137,441
Cost of revenues	6,283,811	848,820	13,460,766	20,593,397	20,593,397	-	20,593,397

Gross profit	2,697,709	(819,101)	1,665,436	3,544,044	3,544,044	-	3,544,044
Selling, general & administrative	379,801	-	902,748	1,282,549	1,282,549	2,873,442	4,155,991
Depreciation & amortization	398,667	110,461	372,236	881,364	881,364	195,140	1,076,504
Expenses at closed locations	-	-	-	-	-	608,878	608,878

Total operating expenses	778,468	110,461	1,274,984	2,163,913	2,163,913	3,677,460	5,841,373
Operating income (loss)	1,919,241	(929,562)	390,452	1,380,131	1,380,131	(3,677,460)	(2,297,329)
Other income	-	-	-	-	-	(333,657)	(333,657)
Loss on disposal of assets	198,143	-	1,377,485	1,575,628	1,575,628	-	1,575,628

Interest expense, net	2,037	-	914,348	916,385	914,348	295,712	1,212,097

Net income (loss) before Income taxes and extraordinary item	1,719,061	(929,562)	(1,901,381)	(1,111,882)	(1,111,882)	3,639,515	(4,751,397)
Income taxes	-	-	(71,391)	(71,391)	(71,391)	(20,000)	(91,391)

Net income (loss) before extraordinary item.					(1,182,273)	(3,659,515)	(4,842,788)

Extraordinary item-trouble debt restructure (loss) gain	-	-	(6,918,309)	(6,918,309)	(6,918,309)	7,059,431	141,122

Net income (loss)	$1,719,061	$(929,562)	$(8,891,081)	$(8,101,582)	$(8,101,582)	$3,399,916	$(4,701,666)

Year Ended December 31, 1999 versus Year Ended December 31, 2000

Net Revenues

                Net revenues were approximately $24,137,000 for the year ended December 31, 2000 compared to $28,549,000 for the year ended December 31, 1999, a decrease of $4,412,000, or 15.5%.  The Company’s revenue is derived from five principal segments: Casinos, Events, Merchandise, Theaters and Production Services.  Revenues from the Events segment are reported under the Casinos segment and revenues from the Merchandise segment are reported under the Theaters segment.

                Casinos revenues were approximately $8,982,000 for the year ended December 31, 2000 compared to $10,007,000 for the year ended December 31, 1999, a decrease of $1,025,000, or 10.2%.  This decrease was primarily attributable to a decrease in limited engagements and corporate events.

                Production Services revenues were approximately $30,000 for the year ended December 31, 2000 compared to $104,000 for the year ended December 31, 1999, a decrease of $74,000, or 71.2%.  The decrease was primarily attributable to a reduction in equipment rental revenues.

                Theaters revenues were approximately $15,126,000 for the year ended December 31, 2000 compared to $18,438,000 for the year ended December 31, 1999, a decrease of $3,312,000, or 18.0%.  The decrease was primarily attributable to the discontinuation of our shows in Orlando, Florida.

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

Depreciation and Amortization

                Depreciation and amortization was $1,077,000 for the year ended December 31, 2000 compared to $1,244,000 for the year ended December 31, 1999, a decrease of $167,000, or 13.4%.  This decrease was primarily due to the discontinuation of our shows in Orlando, Florida and a result of the foreclosure of certain of our assets.

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

Other Income

                Other income in 2000 and 1999 represents reduction of past accreted liabilities related to professional services.

Loss on Disposal of Assets

                For the year ended December 31, 2000, we had a loss on disposition of assets in the amount of $1,575,000, of which $648,000 was attributable to the sale of On Stage Theaters Surfside Beach, Inc. and $927,000 related to obsolete equipment.

Interest Expense, Net

                Interest expense was approximately $1,212,000 for year ended December 31, 2000, compared to $2,880,000 for the year ended December 31, 1999, a decrease of $1,668,000, or 57.9%.  The decrease was primarily due to the restructuring of the ICCMIC and First Security Bank debts.

Income Taxes

                Income tax was approximately $91,000 for the year ended December 31, 2000, compared to $0.0 for the year ended December 31, 1999.  The increase was primarily due to income taxes accrued for the Legends show in Surfside Beach in South Carolina.

Extraordinary Item

                During the year ended December 31, 2000, the Company recorded a net gain on troubled debt restructuring of $141,122.

Seasonality and Quarterly Results

                Our business has been, and is expected to remain, highly seasonal, with the majority of our revenue generated during the months of April through October.  Part our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March so as to offset the seasonality in our revenues.

                The following table sets forth the Company’s net revenue for each of the last eight quarters ended December 31, 2000:

	Net Revenues
	($ in thousands)
	March 30,	June 30,	September 30,	December 31,
Fiscal 1999	$6,272	$7,403	$7,793	$7,081
Fiscal 2000	$6,106	$7,151	$6,393	$4,487

Tax Net Operating Losses

                At December 31, 2000 and December 31, 1999 we had federal net operating loss carry forwards of approximately $14,570,050.  Under Section 382 of the Internal Revenue Code, certain significant changes in ownership contemplated by us may restrict the future utilization of these tax loss carry forwards.  The net deferred tax assets have a 100% valuation allowance, as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

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

                For the year ended December 31, 1999, we had a net cash deficit used in operations of $9,700.  The net cash deficit used in operations was primarily attributable to an increase in revenue, decrease in costs of revenue, and forgiveness of debts.  For the year ended December 31, 2000, we had net cash provided by operations of approximately $137,000.  The cash provided by operations was primarily attributable to a decrease in accounts receivable, inventory, deposits, increase in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets.

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

Working Capital

                At December 31, 1999, On Stage had a working capital deficit of approximately $18,827,000, which resulted primarily from an increase in accrued interest expense and late charges, which was partially offset by decreases in the working capital line of credit and accounts payable.  At December 31, 2000, On Stage had a working capital deficit of approximately $2,615,000, which resulted primarily from a decrease in accounts receivable, inventory, a note receivable from Mr.  Stuart, accrued payroll, other liabilities and long-term debt, which was partially offset by increases in cash and convertible debentures.

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

On September 15, 2000, the Company sold the assets of the Legends in Concert Surfside Beach theater independently and used the proceeds to pay off its debt with ICCMIC (See Note 10).

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

Subsequent Events

                In November 2000, On Stage signed a letter of intent with BounceBack Technologies.com, Inc.  to purchase all of the rights to the live production show entitled Country Tonite.  In January 2001, the parties entered into a definitive agreement and On Stage completed the acquisition for a purchase price of $3,800,000.  The purchase price was paid as follows: (1) $100,000 when the letter of intent was signed, (2) $250,000 on January 29, 2001, (3) $150,000 on February 15, 2001, (4) $500,000 on March 15, 2001 and (5) the balance of $2,800,000 plus interest was due on July 31, 2001.  The balance was paid in full on August 2, 2001.  The amount due was funded through a combination of a $2 million investment from a private equity investment firm, as described in the next paragraph, and cash reserves.  The show opened under On Stage’s management in about March 2001.  On Stage also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee.  However, the rights to present the Pigeon Forge show have been previously licensed to an unrelated third party and are not included in this acquisition.

                On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”).  Under this agreement, MDC will invest up to $20 million in On Stage in the form of convertible preferred securities.  MDC may fund its investment in four separate tranches of $6 million, $4 million, $5 million and $5 million, respectively.  The preferred securities bear interest at the rate of 12% per annum, are convertible into On Stage common stock at a conversion price of $0.50 or $0.75 per share, depending on certain factors, and has a liquidation preference of $5.00 per share.  The first $6 million investment was made on March 13, 2001 and was used primarily to fund new productions slated to open this year.  The remaining investments will be made available to On Stage for future growth opportunities.  To draw down funds from the second and third tranches  (1) we must submit a notice to our board that includes the proposed funding amount and specific growth or acquisition opportunity for which the funds will be used, (2) we must have met the EBITDA budget approved by our board for the year-to-date period, and (3) MDC must have earned a minimum annualized rate of return of 35% on its funded investment.  Each request for funds must be for at least $2 million.  The fourth tranche is exercisable during the next 10 years only after the third tranche has been funded.  In connection with the transaction, On Stage reimbursed MDC for fees and expenses incurred in the transaction in the amount of $500,000 and paid MDC a $500,000 transaction fee.  These fees, along with the 5% discount at which the $6 million in Series A Convertible Preferred Stock was issued, resulted in net proceeds of $4.7 million.  For accounting purposes, the fees and expenses are being accreted over 10 years and will result in the Series A Convertible Preferred Stock accreting to its liquidation value.  The market price of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.  MDC made a second investment of $2 million by exercising warrants for Series A Convertible Preferred Stock in July 2001.  Because we did not meet the EBITDA thresholds required as a condition to MDC's obligation to fund the second tranche.  MDC agreed to fund the second tranche only if we issued it a warrant to purchase an additional 400,000 shares of Series A Convertible Preferred Stock at an exercise price of $0.00001 per share.  The warrant is exercisable for 10 years but only if we fail to meet our cumulative EBITDA targets in 2002 and 2003.  If we do not achieve the EBITDA targets, the warrant will be exercisable for 8,000,000 shares of our common stock.  This would result in substantial dilution to our existing stockholders, decreasing the value of their investment.

                We are precluded from using the MDC investments to fund future operating losses.  Our financial projections for the fiscal years ending December 31, 2001, 2002 and 2003 indicate that we will have net operating profits.  To ensure this result, we have taken significant cost-cutting measures.  These include reducing our staff to cut corporate overhead by approximately $425,000 per year, eliminating unnecessary warehouse space for an annual savings of approximately $35,000, and other cost-cutting measures that will save us approximately $150,000 annually.

                During late 2000 and early 2001, we raised $700,000 and $650,000, respectively, from accredited private investors to assist with meeting our capital requirements, paying for expenses associated with restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s.  This private placement was issued in the form of convertible debentures that accrue interest at the rate of 10% per annum and have a conversion price of $0.79.  The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over two years.  The maturity dates for $700,000 of the convertible debentures are November and December 2001, and the maturity dates for $650,000 of the convertible debentures are January and February 2003.  In May 2001, the debenture holders were given the option to exchange their debentures for Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock has an annual dividend rate of 12% payable quarterly in arrears, and is convertible into common stock at $0.50 per share.  As of June 1, 2001, $1.2 million of the debentures were converted into Series A Convertible Preferred Stock.

                On March 27, 2001, On Stage entered into a multiple year lease to open Ripley’s Live...  Believe It or Not in Branson, Missouri at the Osmond Family Theater.

Impact of Inflation

                We believe that inflation has not had a material impact on our operations.  However, substantial increases in material costs could adversely affect our operations for future periods.

New Accounting Pronouncements

                Statement of Financial Accounting Standards No.  131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.  131”) issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997.  SFAS No.  131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.  On Stage adopted SFAS No.  131 on January 1, 1998 and it had no effect on our financial position or results of operations; however, disclosures on certain of these items were expanded.

                In December 1999, the SEC staff released Staff Accounting Bulletin No.  101, “Revenue Recognition in Financial Statements” ("SAB 101”).  SAB 101 provides interpretive guidance on the recognition presentation and disclosure revenue in the financial statements.  SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000.  On Stage adopted SAB 101 during the year ended December 31, 2000 and it had no impact on our financial position or result of operations and cash flows.

                In March 2000, the FASB issued Interpretation No.  44, "Accounting for Certain Transactions Involving Stock Compensation" (“FIN 44”), an Interpretation of APB Opinion No.  25.  FIN 44 clarifies the application of APB No.  25 for (1) the definition of employee for purposes of applying APB No.  25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000.  During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options.

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

ITEM 8.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                None.

PART III

ITEM 9.                 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                The following sets forth biographical information about each of On Stage’s directors and executive officers who served during 2000 or who are presently serving in those capacities.

Name	Age	Position
John W. Stuart	58	Chairman and Founder
Timothy J .Parrott	53	President and Chief Executive Officer
Jeffery Victor	37	Executive Vice-President & COO
Pedro Perez	53	Chief Accounting Officer and Treasurer
Christopher R. Grobl	31	General Counsel and Secretary
Mel Woods	47	Former Director
Matthew Gohd	43	Former Director
Gregory McIntosh	44	Director
Robert B. Hellman, Jr.	39	Director
Chris Frigon	31	Director
Fred Ordower	48	Director

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

                Timothy J.  Parrott has served as President, Chief Executive officer and a director of On Stage since October 2000.  Mr.  Parrott has been a director of Pinnacle Entertainment since June 1997; President and Treasurer of Boomtown, Inc. from June 1987 to September 1992; a director of Boomtown, Inc., since 1987; Chief Executive Officer of Parrott Investment Company (a family-held investment company with agricultural interests in California) since April 1995; and Director of The Chronicle Publishing Company from April 1995 to June 2000.

                Jeffrey T.  Victor has served as the Chief Operating Officer and Executive Vice President of On Stage since October 2000.  Prior to that, Mr.  Victor was the Vice President and General Manager of Paramount’s $70 million Star Trek Experience at the Las Vegas Hilton where he managed a staff of 300 and increased profitability by 40%, since 1999.  Prior to that, since 1993, Mr. Victor served in various managerial positions, including Corporate Vice President of Entertainment, at Boomtown Casinos.

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

                Mel Woods was a director of On Stage from July 1998 to March 2001.  Mr.  Woods is the President and Chief Operating Officer of Fox Family Worldwide, Inc., Saban Entertainment’s parent company since 1997.  Previously, Mr.  Woods was the Chief Financial Officer and Senior Vice President of DIC Enterprises.

                Matthew Gohd was a director of On Stage from September 1998 to March 2001.  Mr.  Gohd is currently a Senior Managing director at Whale Securities Co., LP., the underwriter for On Stage’s initial public offering.  Mr.  Gohd has over 20 years experience in the securities field working in various companies in industries such as retail, technology, healthcare and consumer finance.

                Gregory J.  McIntosh has been a director of On Stage since October 2000.  Mr.  McIntosh has been employed at Imperial Credit Commercial Mortgage Investment Corp.  and its affiliates, Imperial Credit Commercial Assets Management Corp.  since 1998, where he has held various titles, including Senior Vice President.  Previously, Mr.  McIntosh was Chief Operating Officer and 20% shareholder of a privately held manufacturing company since 1993.

                Robert B. Hellman, Jr. has served as a director of On Stage since March 2001.  Mr.  Hellman is a managing director of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co.  III, L.P.  and McCown De Leeuw Offshore (Europe) III, L.P.  He is also managing director of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co.  (Asia), L.P.  These partnerships are engaged in investment activities.  Mr.  Hellman is also a member of The Gamma Fund LLC, a limited liability company engaged in investment activities.  Mr.  Hellman has been associated with McCown De Leeuw & Co.  since 1987.  From 1982 to 1985, he worked for Bain & Company, a management consulting company.  Mr.  Hellman has been a director of TeleSpectrum since 1999.

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

                Fred Ordower has been a director of On Stage since March 2001, and has served as an advisor to the company since July 1998.  Mr.  Ordower has been a Senior Executive of Fox Family Worldwide, Inc.  since August 1997.  Since February 1997, Mr.  Ordower has been the President of Evergreen Events, Inc., which provides business development and marketing advisory services related to the convergence of technology and entertainment.  From 1992 through 1996, Mr.  Ordower was Executive Vice President of Universal (formerly MCA) Music Entertainment Group.  From 1987 through 1992, Mr.  Ordower was founder and chief operating officer of Ogden Presents, and Vice President, Business Development of Ogden Entertainment Services, both subsidiaries of a Fortune 500 conglomerate.

Compensation of Directors

                Directors currently are not paid a fee for their services, but are reimbursed for all reasonable expenses incurred in attending board meetings.  In addition, each non-employee director will receive options to purchase an aggregate of 10,000 shares of common stock each year that the director serves as a director, partially contingent upon the director’s attendance at the four scheduled board of directors meetings during the year of grant.  One-quarter of the annual option grant will vest as of each of the grant year’s scheduled meetings.

ITEM 10.                  Executive Compensation.

	Executive Compensation
	Annual						Long Term
	Compensation						Compensation
							Securities
					Other Annual		Underlying		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Options/SAR		Compensation
Timothy J. Parrott	2000	$1	-		23,000	(1)	-		-
President and Chief
Executive Officer

John W. Stuart	2000	$308,333	87,500	(2)	24,612	(3)	-		-
Chairman and Chief	1999	$250,000	-		35,869	(4)	300,000		-
Executive Officer	1998	$250,000	-		35,869	(4)	75,000		-

Jeffrey Victor	2000	$33,461	-		-		-		-
Vice President/Chief
Executive Officer

David Hope	2000	$-	-		-		-		-
President and Chief	1999	$104,784	-		9,513	(5)	-		-
Operating Officer	1998	$207,308	-		19,578	(6)	50,000		-

Kiran Sidhu	2000	-	-		-		-		-
Senior Vice President	1999	$55,659	-		50,359	(7)	140,000	(8)	-
Chief Finanical Officer	1998	$157,385	-		14,993	(9)	30,000		-
and Treasurer

Gary Panter	2000	$114,400	-		12,612	(10)	-		-
Senior Vice President	1999	$95,920	-		12,612	(10)	-		-
Operations	1998	$102,370	-		13,627	(11)	21,439		-

Gerard O’ Riordan	1998	$106,664	-		14,424	(12)	-		-

Richard Kanfer	1998	$109,154	-		14,791	(13)	-		-

1)	Represents housing and transportation costs associated with staying in Las Vegas.
2)	Bonus paid in 2000 per employment agreement.
3)	Represents car and health allowance paid in 2000.
4)

Represents $11,971 in unused vacation time accrued but not paid and $23,898 of car allowance and health allowances accrued, of which $14,895 was paid in 1999.  Does not include $149,686 of rent accrued for the leases to On Stage of which $76,028 was paid in 1999.

5)	Represents $9,519 payments made to Mr. Hope in connection with Mr. Hope’s severance package.
6)	Represents $6,346 in unused vacation time accrued but not paid and $13,232 of car allowance accrued, of which $9,732 was paid in 1999.
7)

Includes $25,000 for unpaid insurance, car allowance and expenses; $17,887 for all accrued, but unused vacation pay; and a forgiveness of a promissory note in the amount of $7,472, all of which were paid in connection with Mr.  Sidhu’s severance package.

8)	Represents 140,000 incentive stock options, which were issued to Mr. Sidhu in exchange for his previously issued stock options in connection with Mr. Sidhu’s severance package.
9)	Represents $5,393 in unused vacation time accrued but not paid and $9,600 of car allowance accrued, of which $6,100 was paid in 1999.
10)	Represents car and health allowance.
11)	Represents $3,238 in unused vacation time accrued but not paid and $10,389 of car allowance accrued of which $8,639 was paid in 1999 and $11,050 of housing allowance payments.
12)	Represents $14,424 of car and health allowances paid in 1999
13)	Represents $4,232 in unused vacation time accrued but not paid and $10,560 of car allowances accrued, of which $7,560 was paid in 1999.

Option Grants.

                The table below sets forth the grants of stock options to the persons named in the Summary Compensation Table during the year ended December 31, 2000:

	Option Grant in Last Fiscal Year
							Potential
							Realizable
							Value at
							Assumed Rate
			Percent of				of Stock
			Options/SARS				price
			Granted to				Appreciation
Name and Principal	Option		Employees in	Exercise	Expiration	Potential	for Option
Position	Granted		Fiscal Year	Price	Date	5%	Term
Timothy J. Parrott President and Chief Executive Officer	750,000	(1)	78.9%	$0.50	01/01/03	$0.00	$0.00

Jeffrey Victor Senior Vice President And Chief operating Officer	200,000	(2)	21%	$0.50	90 days after termination of employment	$0.00	$0.00

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

Aggregated Option Exercise in Last Year and Year-End Option Values

	Number of Unexercised Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John W. Stuart	350,000	25,000	$-	$-
Gary Panter	35,000	-	$-	$-
Timothy J. Parrott	250,000	500,000	$128,900	$257,800
Jeffrey Victor	50,000	150,000	$25,780	$77,340

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

                The following table sets forth certain information as of April 14, 2001 (except as otherwise noted) regarding the ownership of On Stage common stock by:

                (1) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock,

                (2) each director

                (3) each executive officer named in the Summary Compensation Table and

                (4) all current executive officers and directors as a group.

                Unless otherwise indicated, On Stage believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.  In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of common stock that can be acquired by that person within 60 days, upon the exercise of options or warrants.  Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised.  Percentages herein assume a base of 11,307,930 shares of common stock outstanding as of April 14, 2001.  The address of all officers and directors is in care of On Stage at 4625 West Nevso, Las Vegas, NV 89103.

	Number of Shares	Percentage of
Name	Beneficially Owned	Class
John W. Stuart	3,551,155	31.4%
David Hope (1)	372,550	3.3%
Kiranjit S. Sidhu (2)	145,625	1.3%
Mel Woods (3)	37,500	*
Matt Gohd (4)	137,500	1.2%
Hanover Restaurants, Inc. (5)	595,238	5.3%
Imperial Credit Industries, Inc (6)	250,000	2.2%
Timothy J. Parrott (7)	3,380,000	29.9%
Jeffrey T. Victor (8)	200,000	1.8%
Gary Panter(9)	35,000	*
ICCMIC(10)	1,756,122	15.5%
Fred Ordower(11)	75,000	*
All executive officers and directors as a group (9) persons/entities)	10,535,690	93.2%

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

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended(1)
3.2	Bylaws of the Registrant(3)
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock*
4.1	Specimen Stock Certificate Representing the Common Stock(3)
4.2	Specimen Warrant Certificate Representing the Warrants(3)
4.3	Form of Public Warrant Agreement(3)
4.4	Form of Underwriter’s Warrant Agreement(3)
10.1	Employment Agreement between the Registrant and John W. Stuart(1)
10.2	Employment Agreement between the Registrant and David Hope(1)
10.3	Employment Agreement between the Registrant and Kiranjit S. Sidhu(1)
10.4	Confidentiality and Non-Competition Agreement between the Registrant and John W.Stuart(1)
10.5	Confidentiality and Non-Competition Agreement between the Registrant and David Hope(1)
10.6	Confidentiality and Non-Competition Agreement between the Registrant and Kiranjit S Sidhu(1)
10.7	Amended and Restated 1996 Stock Option Plan(1)
10.8	Contribution Agreement between the Registrant and John W. Stuart(1)
10.9	Security and Pledge Agreement between the Registrant and John W. Stuart Relating to Contribution of LVHE shares(1)
10.10	Security and Pledge Agreement between the Registrant and John W. Stuart relating to LVHE Litigation Indemnity(1)
10.11	Indemnification Agreement between the Registrant, John W. Stuart and Grand Strand Entertainment, Inc.(1)
10.12	Security and Pledge Agreement between the Registrant and John W. Stuart relating to Grand Strand Entertainment, Inc. Litigation Indemnity(1)
10.13	Promissory Note to John Stuart dated March 4, 1999 (5)
10.14

Entertainment Production Agreement between the Registrant, Imperial Palace, Inc.  and John W.  Stuart dated December, 1995 (3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act.  Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)

10.15

Agreement between the Registrant and Bally’s Park Place, Inc.  dated September 1, 1994 and subsequent renewal letters(3) (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act.  Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.)

10.16	Common Stock Purchase Agreement between Registrant and Interactive Events, Inc.(2)
10.17	(a) Show Production Agreement between the Registrant and Kurz Management(3)
10.18	Portions of 1998 Annual Report to Stockholders
10.19	Promissory Note to John Stuart dated April 5, 1999(5)
10.20	First Security Bank Agreement(5)
10.21	Common Stock Purchase Agreement with Whale Securities dated December 1998(5)
10.22	Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer(5)
10.23	Stock and Warrant Purchase Agreement between the Registrant and Purchasers dated March 13, 2001+
10.24	Investor Rights Agreement between the Registrant and Investors dated March 13, 2001+
10.25	Right of First Refusal and Co-Sale Agreement between the Registrant and Investors dated March 13, 2001+
10.26	Voting Agreement between the Registrant and Key Holders dated March 13, 2001+
10.27	Advisory Services Agreement between the Registrant and MDC Management Company IV, L.P. dated March 13, 2001+
10.28	Co-Sale Agreement between the Registrant and Investors and Imperial Credit Commercial Mortgage Investment Corporation dated March 13, 2001+
10.29	Form of Series A Preferred Stock Warrant+
10.30	Form of Preferred Stock Warrant+
10.31	Lease Agreement between the Registrant and OFT, Ltd. dated March 2001+
10.32	Sub-Lease Agreement between the Registrant and Flashback, LLC dated March 2001+
21.1	Subsidiaries of the Registrant(5)
23.1	Consent of Independent Certified Public Accountants*

* Filed herewith

+ Previously filed.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 on April 7, 1997 (Registration No. 333-24681).
(2)	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 on June 3, 1997 (Registration No. 333-24681)
(3)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 on August 6,1997 (Registration No. 333-24681)
(4)	Reports on Form 8-K
(5)	Filed as an exhibit to On Stage’s Form of 10-KSB filed on April 15, 1999.

(b) Reports on Form 8-K were filed by the Company on May 20, 2000 and September 15, 2000.  The reports contained information regarding the partial restructuring with ICCMIC and the sale and lease-back of its Legends Theater in Surfside Beach, SC.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ON STAGE ENTERTAINMENT, INC.

Dated: November 30, 2001	By:/s/ Timothy J. Parrott
Timothy J. Parrott, President and Chief Executive Officer

Dated: November 30, 2001	By: /s/ Margaret Ann Freman
Margaret Ann Freman, Senior Vice
President and Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Parrott	President and Chief Executive Officer	November 30, 2001
Timothy J. Parrott

/s/ John W. Stuart	Chairman and Founder	November 30, 2001
John W. Stuart

/s/ Jeffrey Victor	Chief Operating Officer	November 30, 2001
Jeffrey T. Victor

/s/ Margaret Ann Freman	Senior Vice President and
Margaret Ann Freman	Chief Financial Officer	November 30, 2001

/s/ Gregory J. McIntosh	Director	November 30, 2001
Gregory J. McIntosh

/s/ Robert B. Hellman, Jr.	Director	November 30, 2001
Robert B. Hellman, Jr.

/s/ Fred Ordower	Director	November 30, 2001
Fred Ordower

/s/ John D. Weil	Director	November 30, 2001
John D. Weil

On Stage Entertainment, Inc.  and Subsidiaries

-----------------------

Consolidated Financial Statements

For the Years Ended December 31, 1999 and 2000

----------------------

ON STAGE ENTERTAINMENT, INC.  AND SUBSIDIARIES

Report of Independent Certified Public Accountants

Board of Directors and Stockholders of On Stage Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of On Stage Entertainment, Inc.  and subsidiaries as of December 31, 1999 and 2000, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                                                                                /s/ BDO SEIDMAN, LLP

Los Angeles, California

March 30, 2001

ON STAGE ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	1999	2000
Assets
Current assets
Cash and cash equivalents	$374,587	$517,353
Accounts receivable, net	1,249,619	561,239
Inventory	234,579	89,996
Deposits	198,523	166,092
Prepaid and other assets	238,274	291,652
Notes receivable from officers (Note 8)	117,906	-

Total current assets	2,413,488	1,626,332

Property, equipment and leasehold improvements (Notes 1 and 2)	23,720,804	6,185,424
Less: Accumulated depreciation and amortization	(5,176,244)	(5,346,133)

Property, equipment and leasehold improvements, net	18,544,560	839,291

Direct acquisition costs (Note 9)	597,328	100,000
Deferred financing costs, net of amortization of $80,813 (Note 2)	927,190	-

	$22,482,566	$2,565,623

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Working capital line (Note 3)	$459,146	$-
Accounts payable and accrued expenses	1,444,878	1,625,040
Accrued payroll and other liabilities	3,937,951	1,316,329
Convertible debentures (Note 4)	-	700,000
Current maturities of long-term debt (Notes 2 and 3)	15,398,282	600,000

Total current liabilities	21,240,257	4,241,369
Long-term debt, less current maturities (Notes 2 and 3)	30,773	551,798

Total liabilities	21,271,030	4,793,167

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit) (Notes 2 and 6)
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; par value $0.01 per share; authorized 100,000,000 shares; 7,226,808 and 11,307,930 shares issued and outstanding	72,268	113,079
Additional paid-in capital	11,430,336	12,652,111
Accumulated deficit	(10,291,068)	(14,992,734)

Total stockholders’ equity (deficit)	1,211,536	(2,227,544)

	$22,482,566	$2,565,623

See accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	2000
Net revenues	$28,548,642	$24,137,441
Cost of revenues	22,176,869	20,593,397

Gross profit	6,371,773	3,544,044

Operating expenses
Selling, general and administrative	4,351,801	4,155,991
Depreciation and amortization	1,244,148	1,076,504
Expenses at closed locations (Note 9)	426,954	608,878

Total operating expenses	6,022,903	5,841,373

Operating income (loss)	348,870	(2,297,329)
Other income	(440,418)	(333,657)
Loss on disposal of assets (Note 10)	-	1,575,628
Interest expense, net (Notes 3 and 4)	2,879,627	1,212,097

Loss before income taxes and extraordinary item	(2,090,339)	(4,751,397)
Income taxes (Note 11)	-	91,391

Loss before extraordinary item	(2,090,339)	(4,842,788)
Extraordinary item - trouble debt restructure gain, net (Note 2)	-	141,122

Net loss	$(2,090,339)	$(4,701,666)

Basic and diluted loss per share from continuing operations	$(.29)	$(.58)

Basic and diluted income per share from extraordinary item	$-	$.01

Basic and diluted loss per share	$(.29)	$(.57)

Basic and diluted average number of common shares outstanding	7,293,815	8,298,336

See accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
	Common Stock			Other
				Comprehensive
	Shares	Amount

Capital

				Income

Balance, December 31, 1998	7,452,350	$74,523	$11,254,587	$67,289

Issuance of common stock in connection with Whale Securities Co.	150,000	1,500	98,550	-
Issuance of common stock in connection with litigation settlement	8,471	85	8,915	-
Issuance of common stock in connection with Hawaii settlement	250,000	2,500	107,000	-
Cancellation of shares in connection with Interactive Events	(30,304)	(303)	(29,817)	-
Cancellation of shares in connection with Gedco Acquisition	(595,238)	(5,952)	-	-
Cancellation of shares in connection with litigation settlement	(8,471)	(85)	(8,889)	-
Comprehensive loss:
Net loss for the year	-	-	-	-
Currency exchange adjustment	-	-	-	(67,289)
Comprehensive loss	-	-	-	-

Balance, December 31, 1999	7,226,808	$72,268	$11,430,336	-

Issuance of common stock in connection with Debt Restructuring with ICCMIC (Notes 2 and 6)	4,061,122	40,611	1,177,725	-
Issuance of common stock in connection with services rendered	20,000	200	6,050	-
Beneficial conversion feature (Note 4)	-	-	38,000	-
Net loss for the year	-	-	-	-

Balance, December 31, 2000	11,307,930	$113,079	$12,652,111	$-

See  accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

	Accumulated	Comprehensive
	Deficit	Loss	Total

Balance, December 31, 1998	$(8,200,729)	$-	$3,195,670

Issuance of common stock in connection with Whale Securities Co.	-	-	100,050
Issuance of common stock in connection with litigation settlement	-	-	9,000
Issuance of common stock in connection with Hawaii settlement	-	-	109,050
Cancellation of shares in connection with Interactive Events	-	-	(30,120)
Cancellation of shares in connection with Gedco Acquisition	-	-	(5,952)
Cancellation of shares in connection with litigation settlement	-	-	(8,984)
Comprehensive loss:
Net loss for the year	(2,090,339)	(2,090,339)	(2,090,339)
Currency exchange adjustment	-	(67,289)	(67,289)
Comprehensive loss	-	-	-
Balance, December 31, 1999	$(10,291,068)	$(2,157,628)	$1,211,536

Issuance of common stock in connection with Debt Restructuring with ICCMIC (Notes 2 and 6)	-	-	1,218,336
Issuance of common stock in connection with services rendered	-	-	6,250
Beneficial conversion feature (Note 4)	-	-	38,000
Net loss for the year	(4,701,666)	$(4,701,666)	(4,701,666)
Balance, December 31, 2000	$(14,992,734)		$(2,227,544)

See accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	Years ended December 31,
	1999	2000
Cash flows from operating activities
Net loss	$(2,090,339)	$(4,701,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	-	6,250
Beneficial conversion	-	38,000
Depreciation and amortization	893,318	1,076,504
Write off of direct acquisition costs	-	597,328
Extraordinary gain on debt restructure	-	(141,122)
Loss on disposal of property, plant and equipment	(63,056)	1,575,628
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	3,594	688,380
Inventory	8,834	144,583
Deposits	(76,180)	32,431
Prepaid and other assets	356,503	(53,378)
Accounts payable and accrued expenses	(1,088,370)	180,162
Accrued payroll and other liabilities	2,046,027	693,451

Total adjustments	2,080,670	4,838,217

Net cash provided by (used in) operating activities	(9,669)	136,551

Cash flows from investing activities
Proceeds from sale of assets	-	2,000,000
(Advances on) proceeds received on notes receivable from officers	(40,576)	117,906
Capital expenditures	(254,952)	(125,288)
Capital dispositions	705,257	-
Payment for acquisitions, net of cash acquired	(487,828)	(100,000)

Net cash provided by (used in) investing activities	(78,099)	1,892,618

Cash flows from financing activities:
Repayment on long-term borrowing	(39,657)	(2,127,257)
Repayment on working capital line	(540,517)	(459,146)
Proceeds received from convertible debentures	-	700,000
Net proceeds from sale of common stock and warrants	100,050	-
Net cash provided by (used in) financing activities	(480,124)	(1,886,403)

Effect of exchange rate changes on cash and cash equivalents	(67,289)	-

Net increase (decrease) in cash and cash equivalents	(635,181)	142,766
Cash and cash equivalents at beginning of year	1,009,768	374,587

Cash and cash equivalents at end of year	$374,587	$517,353

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
Interest	$502,942	$2,020,926
Taxes	$-	$91,391

Supplemental Disclosure of Non-Cash Investing and Financing Activities

On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Richard S.  Kanfer, effectively unwinding the November 1996 acquisition of Interactive Events, Inc.  Under the Interactive re-conveyance, On Stage re-conveyed all of the assets of Interactive to Kanfer in consideration for Kanfer’s re-conveyance of the 30,304 shares of On Stage’s common stock valued at $1.125 per share, issued to Kanfer during On Stage’s original acquisition of Interactive, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share.  In addition, the parties agreed to release one another from any liability arising out of the acquisition of Interactive by On Stage and any claim relating to Kanfer’s subsequent employment with the Company.  Kanfer also entered into an exclusive right of representation agreement with the Company in February 1999, under which the Company granted to Kanfer the right to represent its’ Legends production in designated areas in consideration for a portion of the gross proceeds generated by that representation.

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

In June 2000, ICCMIC foreclosed on properties with assets having a net book value of $13,918,309.  The Company received an aggregate credit of $9.0 million and correspondingly wrote off debt financing costs of $927,190.

On October 12, 2000, 4,061,122 shares were issued to ICCMIC in exchange for its remaining outstanding debt of $8.2 million.

ON STAGE ENTERTAINMENT, INC.  AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

BUSINESS ACTIVITY

On Stage Entertainment, Inc.  (the “Company”) produces and sells live entertainment and operates live theaters and dinner theaters worldwide.  The Company has continuous running shows in gaming and resort venues in California, Florida, Missouri, Mississippi, Nevada, New Jersey and South Carolina.  The Company was incorporated on October 30, 1985 in the state of Nevada.

PRINCIPLES OF CONSOLIDATION

The financial statements include the amounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation (the “Company” or “OSE”) and its subsidiaries, Legends in Concert, Inc., a Nevada corporation (“LIC”); On Stage Marketing, Inc., a Nevada corporation (“Marketing”); On Stage Theaters, Inc., a Nevada corporation (“Theaters”); Wild Bill’s California, Inc., a Nevada corporation (“Wild Bills”); Fort Liberty, Inc., a Nevada corporation (“Ft.  Liberty”); Blazing Pianos, Inc., a Nevada corporation (“Blazing”); King Henry’s Inc., a Nevada corporation (“King Henry’s”); On Stage Merchandise, Inc., a Nevada corporation (“Merchandise”); On Stage Events, Inc., a Nevada corporation (“Events”); On Stage Casino Entertainment, Inc.  a Nevada corporation (“Casino”); On Stage Productions, Inc., a Nevada corporation (“Productions”); and On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation (“North Myrtle”); On Stage Theaters Surfside Beach, Inc., a Nevada corporation (“Surfside”); (collectively, the “Subsidiaries”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated group is referred to collectively and individually as the “Company.” The results of operations include King Henry’s and Ft.  Liberty through June 21, 2000, the date on which they were closed (see Note 2).

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the guidelines set forth in SFAS No.  121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”) when reviewing its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The measurement of impairment losses to be recognized is based on the difference between the fair value and the carrying amount of the assets.  Impairment would be recognized in operating results if a diminution in value occurred.

STOCK BASED COMPENSATION

Statements of Financial Accounting Standards No.  123, “Accounting for Stock-Based Compensation” (“SFAS No.  123”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.  The Company adopted this accounting standard on January 1, 1996.  SFAS No.  123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation.  The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No.  25, “Accounting for Stock Issued to Employees, and comply with pro forma disclosure requirements.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.  107, “Disclosures about Fair Value of Financial Statements”, (“SFAS No.  107”) issued by the FASB became effective December 31, 1995.  This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

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

INCOME TAXES

The Company follows Statement of Financial Accounting Standards No.  109 (“SFAS No.  109”), “Accounting for Income Taxes.” SFAS No.  109 requires an asset and liability approach to providing deferred income taxes and specifies that all deferred tax balances be determined by using the tax rate expected to be in effect when the taxes will actually be paid or refunds received.

CASH EQUIVALENTS

The Company considers all liquid assets with an initial maturity of three months or less to be cash and/or cash equivalents.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company’s foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year.  Translation adjustments are reported as a component of other comprehensive income in stockholders’ equity.  As indicated in Note 9, the foreign operations were closed during 1999.

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

SEGMENT REPORTING

Statement of Financial Accounting Standards No.  131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.  131”) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997.  Earlier application is permitted.  SFAS No.  131 requires that the public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.  The Company adopted SFAS No.  131 on January 1, 1998 and it had no effect on its financial position or results of operations; however, disclosures on certain of these items was expanded (See Note 13).

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No.  133, “Accounting for Derivative Instruments and Hedging Activities” effective for financial statements with fiscal years beginning after June 15, 1999.  SFAS No.  133 provides a comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value.  The Company does not expect the adoption of SFAS No.  133 to have a material impact, if any, on its results of operations, financial position or cash flows.

In December 1999, the SEC staff released Staff Accounting Bulletin No.  101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements.  SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000.  The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company’s financial position or results of operations and cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No.  44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No.  25.  FIN 44 clarifies the application of APB No.  25 for (a) the definition of employee for purposes of applying APB No.  25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000.  During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 1 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	December 31,

	1999	2000

Land	$11,878,594	$-
Buildings	4,335,632	-
Stage equipment	3,737,433	3,127,015
Scenery and wardrobe	1,469,733	1,332,121
Furniture and fixtures	938,582	830,808
Vehicles	14,557	8,234
Leasehold improvements	1,346,273	887,246

	23,720,804	6,185,424
Less accumulated depreciation and amortization	(5,176,244)	(5,346,133)

Total property, equipment and leasehold improvements, net	$18,544,560	$839,291

NOTE 2 - DEBT RESTRUCTURE

As of October 7, 1998, the Company had borrowed an aggregate of $14,150,000 from Imperial Credit Commercial Mortgage Investment Corp. ("Mortgage Lender").  On May 24, 1999 the Company received notice of default from its Mortgage Lender.  On November 5, 1999, the Company received a formal demand from its Mortgage Lender to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness, including late charges and default interest, due the Mortgage Lender as of that date.  On November 12, 1999, the Mortgage Lender filed a complaint against the Company in the District Court for Clark County, Nevada, alleging, among other things, that the Company breached the guaranty.  On December 10, 1999, the Company agreed to allow the Mortgage Lender to obtain a judgment against the Company for the amount of the guaranty, in return for a forbearance on the collection of this judgment until March 31, 2000.  The Mortgage Lender extended the date for collection on this judgment until May 1, 2000.

On December 9, 1999, the Mortgage Lender obtained judgment of foreclosure against the subsidiaries, Fort Liberty, Inc. and King Henry's, Inc., for the sale of the Fort Liberty Shopping Complex and Wild Bill's Dinner Theater in Kissimmee, Florida and The King Henry's Feast in Orlando, Florida.

On January 5, 2000, the Mortgage Lender obtained a foreclosure decree for the judicial sale of the Legends in Concert Family Theater in Surfside Beach, South Carolina.

During the period, the Company continued to attempt to renegotiate the terms of the credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing.

On January 24, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry's Feast Theater in Orlando, Florida from January 26, 2000 until March 8, 2000. On March 7, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry's Feast Theater from March 7, 2000 until April 5, 2000. On March 30, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry's Feast Theater from April 4, 2000 until May 3, 2000.

On January 25, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty Shopping Complex/Wild Bill's Dinner Theater Extravaganza in Kissimmee, Florida from January 25, 2000 until March 7, 2000. On March 7, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty property from March 7, 2000 until April 4, 2000. On March 30, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty property from April 4, 2000 until May 2, 2000.

On February 1, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Legends Family Theater in Surfside Beach, South Carolina from February 7, 2000 until March 6, 2000. On March 3, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Legends Family Theater from March 6, 2000 until April 3, 2000.  On March 30, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Legends Family Theater from April 3, 2000 until May 2000.

On May 1, 2000, the Company entered into a partial settlement with its Mortgage Lender, pursuant to which the Company agreed not to take measures to prevent its Mortgage Lender from foreclosing upon the Fort Liberty, King Henry’s Feast and Legends in Concert Surfside Beach theaters in exchange for an aggregate credit of $9.0mm for its Fort Liberty ($3.0mm), King Henry’s Feast ($4.0mm) and Legends in Concert Surfside Beach ($2.0mm) theaters.  Additionally, the Company agreed to operate the King Henry’s and Fort Liberty Theaters until June 21, 2000, at which time the theaters were closed to the public.  In connection with the transfer of assets to its Mortgage Lender, the Company incurred a troubled debt restructuring loss of approximately $6,918,309 (of which $6,861,418 had been accrued at March 31, 2000 based on a preliminary estimate and $56,591 was recorded on September 30, 2000 upon completion of the Company’s final analysis of the foreclosure) representing the difference between the estimated fair value of the assets transferred and the carrying value of the debt settled.

On September 15, 2000, the Company was able to sell the assets of the Surfside Beach Theater independently and used the proceeds to pay off its debt with its Mortgage Lender (see Note 10).

On October 12, 2000, the Company restructured its remaining debt with its Mortgage Lender, and First Security Bank of Nevada (“First Security”).  Under the terms of the agreement its Mortgage Lender agreed to convert its outstanding loan and accrued interest of approximately $8.2 million for 4,061,122 shares of common stock with a market value of $1,218,336, which resulted in a trouble debt restructuring gain of $7,059,431.  As part of the transaction, Timothy J. Parrott, the new President and CEO of the Company, purchased 2,630,000 shares of common stock, at market value, from the Mortgage Lender for $1.0 million.

As a result of the debt restructuring, the Company recorded a net troubled debt restructuring gain of $141,122, in the following quarters:

Quarter ended	Gain (Loss)

March 31, 2000	$(6,861,719)
June 30, 2000	-
September 30, 2000	(56,591)
December 31, 2000	7,059,432

$141,122

Furthermore, the Company restructured its remaining debt of approximately $1.2 million with First Security.  Under the terms of the agreement with First Security, effective August 1, 2000, the Company is paying $50,000 per month, maturing September 1, 2002.  The loan accrues interest at the rate of prime plus 2% (9.5% at December 31,

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

WORKING CAPITAL LINE

In May 1997, First Security issued a line of credit to the Company for up to $250,000.  Borrowings under such facility bear variable interest at 1.5% over the First Security Bank of Idaho’s index.  On September 28, 1998, First Security increased the line of credit from $250,000 to $1,000,000.  As of December 31, 1999, the balance outstanding was $459,146, which was repaid during 2000.  This line of credit was personally guaranteed by an officer of the Company.

In August 2000, as part of the restructuring, the Company entered into a new agreement with First Security, which converted the remaining capital lease obligations into a note due on September 1, 2002.  On Stage is required to make $50,000 monthly payments which increase upon meeting certain income criteria.

Long-term debt consists of the following:

	December 31,
	1999	2000

ICCMIC Mortgage Loan (see Note 2)	$14,150,000	$-

Capital lease obligations with interest ranging from 9.7% to 30.7% due in monthly installments ranging from $265 to $18,202, including interest various maturities dates, secured by office communication equipment, and production equipment	1,279,055	-

First Security Bank debt with a interest rate of Prime plus 2% (9.5% at December 31, 2000) due in monthly installments of approximately $50,000 maturing September 1, 2002 secured by first lien position	-	1,151,798

Total long-term debt	15,429,055	1,151,798

Less current maturities	15,398,282	600,000

	$30,773	$551,798

As of December 31, 2000 the future minimum principal debt payments are as follows:

Notes
Year ending December 31,	Payable
2001	$600,000
2002	551,798
Total	$1,151,798

NOTE 4 - CONVERTIBLE DEBENTURES

In December 2000, On Stage completed a $700,000 private placement in the form of convertible debentures with a 10% stated interest rate and $0.79 conversion price, which mature on various dates in November and December 2001.  These funds were used for a combination of working capital requirements and expenses associated with On Stage’s restructuring completed in October 2000.  The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $38,000, which was booked as interest expense for the year ended December 31, 2000.

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

The total minimum rental commitment at December 31, 2000 is as follows:

Year ending December 31,	Amount
2001	$1,930,844
2002	1,747,087
2003	1,787,785
2004	1,430,078
2005 and Thereafter	7,436,894
$14,332,688

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

On October 12, 2000, the Company entered into an agreement with the principal stockholder, Timothy J.  Parrott, to employ him as its President and Chief Executive Officer until October 12, 2003.  In accordance with this employment agreement, Mr.  Parrott will receive an annual salary of $1.00 per the period of the date of this agreement through December 31, 2000, and $120,000 for the period January 1, 2001 through December 31, 2001, and an annual salary to be determined by the compensation committee of the Board for the period of January 1, 2002 through December 31, 2002.  Additionally, Mr.  Parrott was granted 750,000 options to purchase the Company’s common stock at a strike price of $.50 as further consideration for his employment.

Aggregate commitments related to employment contracts are as follows:

Year ending December 31,	Amount
2001	$620,000
2002	500,000
2003	500,000

Legal Proceedings

The Company is a party to various legal proceeding in the ordinary course of its business.  The Company believes that the nature of the proceedings are typical for a company of its size and scope in the entertainment industry, and that none of these proceedings are material to its financial position, results of operations and changes in cash flows.

NOTE 6 - STOCKHOLDER’S EQUITY

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

1996 Stock Option Plan

The Board of Directors and the Company’s then sole stockholder approved the Company’s Incentive Stock Option Plan on August 7, 1996 (the “Option Plan”).  Pursuant to an amendment to the Option Plan, effected in 2000, an aggregate of 1,650,000 shares of common stock have been reserved for issuance pursuant to options granted and available for grant under the Option Plan.  The Option Plan is designed to further the interests of the Company by incentivizing their employees to continue to work for the betterment of the Company in return for sharing in the success of the Company through the Option Plan.

Under the Option Plan, a committee (the “Committee”) has been appointed by the Board of Directors to administer the Option Plan and is authorized, to grant options thereunder to all eligible employees of the Company, including certain officers and directors of the Company as well as to others providing services to the Company.  The Option Plan provides for the granting of both: (I) “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, which are intended to qualify for special federal income tax treatment (“ISOs”) to employees (including officers and employee directors) and (ii) “non-qualified stock options” (“NQSOs”) to employees (including officers and employee directors) non-employee directors, and consultants.  Options can be granted under the Option Plan on such terms and at such prices as determined by the Committee, except that in the case of ISOs, the per share exercise price of such options cannot be less than the fair market value of the Common Stock on the date of grant.  In the case of an ISO granted to a 10% stockholder (a “10% Stockholder”), the per share exercise price cannot be less than 110% of such fair market value.  To the extent that the grant of an option results in the aggregate fair market value of the shares with respect to which incentive stock options are exercisable by a grantee for the first time in any calendar year exceed $100,000, such option will be treated under the Option Plan as an NQSO.

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

In March 1996, the Company hired a new President and Chief Operating Officer (the “President”).  As part of the new President’s employment agreement, the Company granted him options to purchase 311,300 shares of the Company’s common stock.  The President has elected to classify 75,132 of the options as ISOs which vest in three equal annual installments commencing on the date of the grant.  The remaining 236,168 are to be classified as NQSOs, of which one-half vest immediately, one-quarter vest on the first anniversary of the grant date, and the balance vest on the second anniversary of such grant.  The exercise price of all of the President’s stock options is $3.99 per share, which was the fair value at the date of grant.

In August and December 1996, the Company granted options to purchase a total of 120,359 shares of the Company’s common stock to certain other employees of the Company.  These options were granted under the Company’s 1996 Stock Option Plan and have an exercise price of $5.00 per share.  Unless otherwise determined by the Committee, the options have a term of ten years from the date of grant and are subject to earlier termination in certain events related to the termination of employment.  The options vest in three equal annual installments commencing on the first anniversary of the date of the grant.

In April 1999, the CFO was granted 40,000 new stock options with an exercise price of $1.50 in exchange for his old options, which had an exercise price of $5.00.  The options are treated as variable options but have no impact as the market value has not been greater than $1.50.

In October 2000, the CEO was granted 750,000 options at $.50 per share and the COO was granted 200,000 options at $.50 per share.

Non-employee Directors’ Options

In March 1997, the Company provided for each non-employee director of the Company to receive, in addition to reimbursement of expenses incurred in attending Board meetings, an option to purchase 10,000 shares of Common Stock each year that he or she serves as such a director (each such year, a “Grant Year”), partially contingent upon the director’s attendance at the Company’s four scheduled Board of Director meetings during the Grant Year.  One-quarter of the annual option grant shall vest as of each of the Grant Year’s first three scheduled Board of Director meetings and the remainder of such option will vest as of the fourth scheduled meeting, provided, in the latter case, that the director has attended all four of that Grant Year’s scheduled Board meetings.

In 1999, the Company issued warrants to purchase 300,000 shares of common stock at a price of $1.00 per share to John Stuart.

In June 2000, a director was granted 15,000 options at $5.00 per share.

The option and warrant activity during the years ended December 31, 1999 and 2000 is as follows:

		Weighted
	Number of	Average
	Options and	Exercise
	Warrants	Price

Options and warrants outstanding at December 31, 1998	3,621,261	$3.90

Granted	1,431,488	1.31
Canceled	(166,994)	(2.07)

Options and warrants outstanding at December 31, 1999	4,885,755	3.14

Granted	965,000.57
Canceled	(750)	(5.00)

Options and warrants outstanding at December 31, 2000	5,850,005	$2.69
Options and warrants exercisable at December 31, 2000	4,874,505	$3.19

Information  relating  to stock  options  and  warrants  at  December  31,  2000 summarized by exercise price are as follows:

Exercise	Outstanding			Exercisable
Price	Weighed Average			Weighted Average

Per Share	Shares	Life (Year)	Exercise Price	Shares	Exercise Price

0.50	950,000	5.6	$0.50	-	$-
1.00	602,500	5.0	1.00	602,500	1.00
1.25	325,000	2.2	1.25	325,000	1.25
1.50	1,335,788	5.0	1.50	1,335,788	1.50
4.38	75,000	7.5	4.38	50,000	4.38
4.44	250,000	2.2	4.44	250,000	4.44
5.00	234,717	5.5	5.00	234,217	5.00
5.50	1,822,500	1.6	5.50	1,822,500	5.50
8.25	114,500	1.7	8.25	114,500	8.25
9.08	140,000	1.7	9.08	140,000	9.08
Total	5,850,005	2.8	$2.69	4,874,505	$3.19

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements.  Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended December 31, 1999 and 2000 would have been reduced to the pro forma amounts presented below:

	1999	2000

Net loss
As reported	$(2,090,339)	(4,701,666)
Pro forma	$(2,530,546)	(4,766,281)
Basic and diluted loss per share
As reported	$(.29)	(.57)
Pro forma	$(.35)	(.57)

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

Years ended December 31,
	1999	2000

Venue A	13%	14%
Venue B	13	16
Venue C	10	-
Venue D	12	17
Venue E	-	11
	48%	58%

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

NOTE 10 - SALE OF THEATER

On September 15, 2000, On Stage Entertainment subsidiary, On Stage Theaters Surfside Beach, Inc., sold its Legends in Concert Theater in Surfside Beach, South Carolina to LIC Theaters, LLC for $2.0mm.  In connection with the sale of the Theater, Legends Surfside entered into a ten (10) year lease agreement with LIC Theaters, LLC.  The proceeds from the sale of the Theater were given to the Company’s first mortgage lender, Imperial Credit Commercial Mortgage Investment Corp., in accordance with the terms of its partial settlement agreement with ICCMIC.  Furthermore, the Company recorded a loss on disposal of assets of $648,438.

NOTE 11 - INCOME TAXES

Income taxes in the statement of operations consists of the following:

	1999	2000

Current
Federal	$-	$-
State	-	91,391
	$-	$91,391

Deferred taxes are as follows:

	Years ended December 31,
	1999	2000
Deferred tax assets
Allowance for doubtful accounts	$97,912	$314,444
Net operating loss carryforward	3,764,806	5,536,999

Total deferred tax assets	3,862,718	5,851,443
Less: valuation allowance	(3,862,718)	(5,851,443)

	$-	$-

The net deferred tax assets have a 100% valuation allowance as management cannot determine  if it is more  likely than not that the  deferred  tax assets will be realized.

Income taxes in the statement of operations  differs from the amount computed by applying  the U.S.  Federal  income tax rate (34%)  because of the effect of the following items:

Years ended December 31,	1999	2000

U.S. Federal statutory rate applied to pretax income (loss)	$(710,715)	$(1,585,646)
Permanent differences	(8,103)	(3,220)
Effect of State taxes	-	91,391
Tax effect of unrecognized net operating loss carryforward	718,819	1,588,866
	$-	$91,391

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

NOTE 12 - BUSINESS ACQUISITIONS

Interactive Events, Inc.  Purchase and Re-Conveyance

On November 1, 1996, On Stage entered into Common Stock Purchase Agreement with Interactive Events, Inc.  under this agreement to which Interactive sold all of its assets to On Stage in exchange for an aggregate of 30,304 shares of On Stage’s common stock.  Additionally, Richard S.  Kanfer, President of Interactive, agreed to join On Stage as our Vice President of Sales.  On Stage recorded $129,180 as the excess of the purchase price over the net assets acquired, which was being amortized over ten years.  At December 31, 1998, On Stage determined there was an impairment in the value of the excess of the purchase price over the net assets acquired in connection with the Interactive purchase and wrote off the remaining unamortized balance of $102,131.

On February 23, 1999, On Stage entered into a Common Stock Purchase Agreement with Kanfer, under which the parties agreed to rescind the Interactive acquisition.  Under the terms of the repurchase, On Stage reconveyed all of the assets of Interactive to Kanfer, in consideration for the reconveyance by Kanfer of 30,304 shares of On Stage’s common stock valued at $1.125 per share, along with the cancellation of a non-plan option to purchase 15,000 shares of common stock and incentive stock options to purchase 19,835 shares of common stock at a price of $5.00 per share.  In addition, the parties agreed to release one another from any liability arising out of the Interactive acquisition and any claim relating to Kanfer’s subsequent employment with the Company.  On Stage and Kanfer also entered into an exclusive right of representation agreement in February 1999, under which the Company granted to Kanfer the right to represent its Legends production in designated areas in consideration of a portion of the gross proceeds generated.

NOTE 13 - SEGMENT INFORMATION

The Company derives its net revenues from five reportable segments.  The Casino Division (“Casinos”) primarily sells live theatrical productions to casinos worldwide for a fixed fee.  In addition this division also operates the Company’s Legends show at the Imperial Palace in Las Vegas, Nevada.  The Theaters Division (“Theaters”) owns or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States.  This division derives its revenues from the sale of tickets and food and beverage to patrons who attend live theatrical performances at these venues.  The Events Division (“Events”) sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for a fixed fee.  The Merchandise Division (“Merchandise”) sells merchandise and souvenir photography products to patrons who attend the Company” productions.  “Events” and “Merchandise” are included in “Casinos” in the following tables.  The Production Services Division (“Production”) sells technical equipment and services to commercial clients; however, this division’s primary focus is to technically support all of the other divisions.  The Corporate office segment is responsible for the corporate and finance portion of the Company’s operations.

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies.  The Company’s management evaluates the performance of its operating segments based upon the profit or loss from operations.

The following table sets forth the segment profit/(loss) and asset information:

	Year Ended December 31, 2000
	Casinos	Production		Corporate	Total
	Entertainment	Services	Theaters	Office	Consolidation

Revenues from external customers	$8,981,520	$29,719	$15,126,202	$-	$24,137,441
Interest expense	2,037	-	914,348	295,712	1,212,097
Depreciation and amortization	398,667	110,461	372,236	195,140	1,076,504
Segment profit (loss) before extraordinary item	1,719,061	(929,562)	(8,940,812)	3,399,916	(4,751,397)
Segment fixed assets	2,967,723	856,134	1,281,187	1,080,380	6,185,424
Additions to long-lived assets	24,292	14,553	66,578	19,865	125,288

	Year Ended December 31, 1999
	Casinos	Production		Corporate	Total
	Entertainment	Services	Theaters	Office	Consolidation

Revenues from external customer	$10,006,642	$103,896	$18,438,104	$-	$28,548,642
Interest expense	84	1,123	2,648,061	230,359	2,879,627
Depreciation and amortization	401,664	90,239	559,335	192,910	1,244,148
Segment profit (loss)	2,328,150	(666,594)	(1,622,340)	(2,129,555)	(2,090,339)
Segment fixed assets	3,226,262	861,265	17,777,232	1,856,045	23,720,804
Additions to long-lived assets	165,061	18,229	3,419	8,272	194,982

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

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities.  According to the terms of the MDC investment, MDC will have the opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively.  The second and third tranches of the investment are in the form of warrants exercisable during the next ten (10) years at the option of the Company contingent on, among other things, its achieving certain EBITDA levels.  The fourth tranche is exercisable by On Stage during the next ten (10) years only after funding of the third tranche.  The convertible preferred securities bear dividends at the rate of twelve percent (12%) per annum (10% cash plus 2% paid in kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 per share with respect to the Series A Preferred Stock and $0.75 per share with respect to the Series A-1 Preferred Stock.  The preferred stock has no mandatory redemption terms other than a change in control provision that could, under certain circumstances, require the redemption of the preferred stock.  The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value.  In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred in the transaction in the amount of $500,000 and agreed to pay MDC a transaction fee of $500,000.  These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Convertible Preferred Stock of $4,700,000.  For accounting purposes, the fees and expenses are being accreted over a 10-year period of time and will result in the convertible preferred stock accreting to its liquidation value.  The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

In March 2001, On Stage entered into an Advisory Services Agreement with MDC Management IV, L.P. to assist On Stage in obtaining equity, debt, lease and acquisition financing.  The agreement has a five-year term and provides for an annual fee of $250,000, payable quarterly, for the first year.  For the remainder of the term, the quarterly fee will be the greater of $62,500 or ¼ of 1% of On Stage's gross revenues for the four most recent fiscal quarters but not more than $95,000.

On March 27, 2001, On Stage announced that it has entered into a multiple year lease with Jimmy Osmond, of Osmond Family Theaters, to open Ripley’s Live...Believe It or Not in Branson, Missouri at the Osmond Family Theater in May 2001.