Form 10QSB/A
period 2001-03-31
ON STAGE ENTERTAINMENT INC
filed 2001-12-04
CIK 1035514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29402

ON STAGE ENTERTAINMENT, INC.
(Exact Name of Small Business Issuer  as Specified in its Charter)

Nevada	88-0214292
(State or other jurisdiction of) (incorporation or organization)	(IRS Employer) (Identification No.)

4625 W. Nevso Drive
Las Vegas, NV 89103
(702) 252-1333
(Address of Principal Executive Offices and Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☐       NO ☒

As of May 11, 2001, On Stage had outstanding 11,307,930 shares of common stock, par value $0.01 per share, and 1,200,000 series A convertible preferred stock, par value $0.01 per share.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for expansion of existing and potential gaming and tourist markets, our exposure to various trends in the gaming industry, our acquisition plans and the benefits we anticipate from these acquisitions, our business strategy, our outstanding litigation matters and the defenses available to us, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report, where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Item 1.  Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
	2000	2001
Assets
Current assets
Cash and cash equivalents	$517,353	$3,543,203
Accounts receivable, net	561,239	516,007
Inventory	89,996	102,086
Deposits	166,092	233,383
Prepaid and other assets	291,652	356,631
Note receivable from officer	-	15,000
Total current assets	1,626,332	4,766,310
Property, equipment and leasehold improvements	6,185,424	6,261,778
Less: Accumulated depreciation and amortization	(5,346,133)	(5,575,084)
Property, equipment and leasehold improvements, net	839,291	686,694
Direct acquisition costs	100,000	-
Show rights, net of accumulated amortization of $20,910	-	3,742,821
	$2,565,623	$9,195,825
Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,625,040	$1,163,651
Accrued payroll and other liabilities	1,316,329	1,446,267
Convertible debentures, net of beneficial conversion of $76,978	700,000	1,273,022
Short-term note	-	2,800,000
Current maturities of long-term debt	600,000	600,000
Total current liabilities	4,241,369	7,282,940
Long-term debt, less current maturities	551,798	400,298
Total liabilities	4,793,167	7,683,238
Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,200,000 issued and outstanding, liquidation preference $6,000,000	-	4,700,000

Stockholders' equity (deficit)
Common stock; par value $0.01 per share; authorized 100,000,000 shares; and 11,307,930 shares issued and outstanding	113,079	113,079

Additional paid-in capital	12,652,111	15,552,886
Accumulated deficit	(14,992,734)	(18,853,378)
Total stockholders' deficit	(2,227,544)	(3,187,413)
	$2,565,623	$9,195,825

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended
	March 31,
	2000	2001
	(Unaudited)	(Unaudited)
Net revenues	$6,105,757	$4,026,295
Costs of revenues	5,217,904	4,114,262
Gross profit (loss)	887,853	(87,967)
Operating expenses
Selling, general &administrative	595,015	541,129
Depreciation and amortization	941,471	248,985
Operating loss	(648,633)	(878,081)
Interest expense, net	697,805	139,763
Loss before extraordinary item	$(1,346,438)	$(1,017,844)

Extraordinary item – troubled debt restructuring loss	$6,861,719	$-
Net loss	$(8,208,157)	$(1,017,844)
Deemed dividends accrued for preferred stock	-	(2,812,800)
Dividends accrued for preferred stock	-	(30,000)
Net loss applicable to common shares	$(8,208,157)	$(3,860,644)

Basic and diluted loss per common share from continuing operations	$(.19)	$(0.34)
Basic and diluted loss per common share from extraordinary item	$(.95)	$-
Basic and diluted loss per common share	$(1.14)	$(0.34)
Basic and diluted average number of common shares outstanding	7,226,808	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Increase (Decrease) in Cash and Cash Equivalents

	Three months ended
	March 31,
	2000	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(8,208,157)	$(1,017,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941,471	248,985
Loss on trouble debt restructuring	6,861,719	-
Amortization of beneficial conversion	-	10,997
Loss on disposal of property plant and equipment
Accounts receivable	68,738	45,232
Inventory	19,157	(12,090)
Deposits	(204,161)	(31,021)
Prepaid and other assets	(63,756)	(64,979)
Accounts payable and accrued expenses	247,828	(461,383)
Accrued payroll and other liabilities	713,162	99,931
Total adjustments	8,584,158	(164,328)
Net cash provided by (used in) operating activities	376,001	(1,182,172)
Cash flows from investing activities
Advances on notes receivable from officer	(108,981)	(15,000)
Acquisition of show rights	-	(250,000)
Capital expenditures	(63,387)	(75,478)
Net cash provided by (used in) investing activities	(172,368)	(340,478)

Cash used in financing activities
Payments under working capital line	(162,836)	-
Proceeds received from convertible debentures	-	650,000
Proceeds of issuing Series A Convertible Preferred Stock	-	4,700,000
Payment on long- term note	(4,411)	(151,500)
Payment on short-term borrowing	-	(650,000)
Cash received on notes payable from officer	20,000	-
Net cash provided by (used in) financing activities	(147,247)	4,548,500
Net increase in cash and cash equivalents	56,386	3,025,850
Cash and cash equivalents at beginning of period	374,587	517,353
Cash and cash equivalents at end of period	$430,973	$3,543,203

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

The issuance of $4,700,000 Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800 during the period ended March 31, 2001.

Accrued dividends of $30,000 on Series A Convertible Preferred Stock were recognized.

Issuance of $1,350,000 convertible debentures resulted in a beneficial conversion of $87,975.

Issuance of short-term note of $3,450,000 (and cash of $350,000) to acquire intangible show rights.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock

Additional Paid in

				Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2000	$11,307,930	$113,079	$12,652,111	$(14,992,734)	$(2,227,544)
Deemed dividends recognized
On Series A Convertible preferred stock	-	-	2,812,800	(2,812,800)	-
Accrued dividends on Convertible Series A preferred stock	-	-	-	(30,000)	(30,000)
Beneficial conversion on convertible debentures	-	-	87,975	-	87,975
Net loss	-	-	-	(1,017,844)	(1,017,844)
Balance March 31, 2001	$11,307,930	$113,079	$15,552,886	$(18,853,378)	$(3,187,413)

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

In the opinion of the management of On Stage Entertainment, Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with Management's Discussion and Analysis and audited consolidated financial statements and notes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2000. Certain reclassifications have been made for consistent presentation.

(1) Private Placement

During late 2000 and early 2001, On Stage raised $700,000 and $650,000, respectively, from accredited private investors to assist us with meeting our capital requirements, paying for expenses associated with our debt restructuring and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79. The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over two years. The maturity dates for $700,000 of the debentures are November and December 2001, and the maturity dates for $650,000 of the debentures are January and February 2003.

(2) Acquisition of Country Tonite

In February 2001, On Stage acquired substantially all the assets of CRC of Branson, Inc. and Country Tonite Enterprises, Inc. which primarily consisted of all their rights and title in and to Country Tonite for a purchase price of $3,800,000. Country Tonite is an award-winning theatrical production, which has been presented in Las Vegas, Nevada, Branson, Missouri and Pigeon Forge, Tennessee.

The terms of the agreement call for initial payments of $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001 and $500,000 on March 15, 2001, with the balance of $2,800,000 plus interest due on July 31, 2001. The show opened under On Stage’s management and control on March 7, 2001. On Stage also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee for quality control purposes. However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Country Tonite have been included in our consolidated financial statements since the date of acquisition. The show rights acquired were valued at $3,764,000 and are being amortized on a straight-line basis over 15 years.

The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2000 and 2001 assume the acquisition occurred as of January 1, 2000 and 2001, respectively, (in thousands, except per share data):

	Three Months Ended
	March 31, 2001	March 31, 2000
Net revenues	$4,026,295	$6,866,785
Net loss from continuing operations	(1,146,031
)
		(348,985)
Loss per common share:
Basic and diluted	(0.35)	(0.05)

The foregoing unaudited results are not necessarily indicative of the results which would have been obtained had the acquisition occurred as of the indicated dates nor are they indicative of the results which may be obtained in the future.

Country Tonite had no revenue for the months of January 2000 and 2001, as the show was closed during the off-season months.

The assets acquired were transferred to Country Tonite Branson, LLC, a wholly-owned subsidiary of On Stage Entertainment, Inc.

(3) Convertible Preferred Stock

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm ("MDC"), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. According to the terms of the MDC investment, MDC will have the opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. The second and third tranches of the investment are in the form of warrants exercisable during the next 10 years at the option of On Stage, contingent on, among other things, its achieving certain EBITDA levels. The fourth tranche is exercisable by On Stage during the next 10 years only after funding of the third tranche. The convertible preferred securities bear dividends at the rate of 12% per annum (10% cash plus 2% paid-in-kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors. A change in control provision could, under certain circumstances, require the redemption of the preferred stock.  There are no other mandatory redemption terms.

The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000, which was issued at a 5% discount of the face value.  In connection with the transaction, On Stage agreed to reimburse MDC for fees and expenses incurred with the transaction in the amount of $500,000 and agreed to pay MDC a transaction fee of $500,000. These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Series A Convertible Preferred Stock of $4,700,000. For accounting purposes, the discount, fees and expenses are being accreted over a 10-year period and will result in the Series A Convertible Preferred Stock accreting to its liquidation value. The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

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

(4) Osmond Family Theater

In March 2001, On Stage entered into a 33-month lease with OFT, Ltd. for the Osmond Family Theatre in Branson, Missouri. The annual rental is $400,000 payable in monthly installments of approximately $33,333 beginning in April 2001 and continuing through December 31, 2003.

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

For the three months ended March 31, 2000, potential dilutive securities representing 896,550 outstanding stock options and 2,724,917 outstanding warrants are not included, since their effect would be anti-dilutive. For the three months ended March 31, 2001, potential dilutive securities representing 1,464,850 outstanding stock options and 4,410,155 outstanding warrants and 1,200,000 shares of preferred stock, which are convertible into 12,000,000 shares of common stock, are not included, since their effect would be anti-dilutive.

(6) Commitments and contingencies

We are a party to various legal proceedings in which the adverse parties are seeking damages from us. While there can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in our favor, our management does not believe the final resolution of these matters will have a material adverse effect upon our financial condition and results of operations.

(7) Segment Information

The following information is presented in accordance with SFAS No. 131.

The Company derives its net revenues from five business units categorized by three reportable segments:

•      Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide for fixed fees. In addition, this segment operates our Legends in Concert show at the Imperial Palace in Las Vegas, Nevada and at Bally’s Park Place in Atlantic City, New Jersey.

•      Theaters. The Theaters segment owns and /or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States. The Theaters segment derives revenues from the sale of tickets along with food and beverages to patrons who attend our live theatrical productions.

•      Events. The Events segment sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines, for fixed fees. Revenues generated from the Events segment are included in the Casinos segment.

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

The following table sets forth the segment profit/(loss) and asset information:

	For the three months ended March 30, 2000
		Production			Total
	Casino	Services	Theatres	OSE	Consolidated
Revenues from external customers	$2,512,437	$10,670	$3,582,650	$--	$6,105,757
Interest expense	$1,964	$--	$669,032	$26,809	$697,805
Depreciation and amortization	$100,085	$27,010	$157,169	$657,207	$941,471
Segment profit (loss) before extraordinary item	$670,012	$(202,243)	$(828,324)	$(985,883)	$(1,346,438)
Segment fixed assets	$3,258,853	$887,626	$10,538,841	$1,856,895	$16,542,215
Additions to long lived assets	$61,575	$532	$431	$849	$63,387

	For the three months ended March 30, 2001
		Production			Total
	Casino	Services	Theatres	OSE	Consolidated
Revenues from external customers	$1,818,024	$4,145	$2,204,126	$--	$4,026,295
Interest expense	$778	$--	$66,637	$72,348	$139,763
Depreciation and amortization	$99,978	$28,212	$71,366	$49,429	$248,985
Segment profit (loss)	$496,018	$(228,876)	$(686,384)	$(598,601)	$(1,017,844)
Segment fixed assets	$2,997,373	$856,598	$1,317,807	$1,090,000	$6,265,778
Additions to long lived assets	$28,774	$463	$36,620	$9,921	$75,478

(8) Subsequent Events

On March 30, 2001, our Board of Directors authorized On Stage to make an advance of $150,000 to John W. Stuart, our Chairman and founder, which is to be repaid within two years, bears interest at the rate of 12% per annum and is evidenced by a promissory note in favor of On Stage. In consideration for this loan, Mr. Stuart agreed to use the funds to regain certain shares of his stock in On Stage, which he previously pledged in connection with a margin loan. Once the shares were regained, they were delivered to On Stage as additional security for the repayment of the advance. In further consideration for the advance, Mr. Stuart entered into a post-employment non-competition agreement in favor of On Stage.

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

The most important factors that could prevent On Stage from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading “Description of Business-Risk Factors” in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2000, as well as the following:

•      The dependence on our flagship Legends in Concert production and our principal production venues;

•      The ability to successfully produce and market new productions and to manage the growth associated with any new productions;

•      Risks associated with our acquisition strategy, including our ability to successfully identify, complete and integrate strategic acquisitions;

•      The ability to meet our commitments and obtain alternative and additional financing on commercially reasonable terms;

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

Results of Operations

The following tables set forth the results of operations for the reportable segments indicated:

	For the quarter ended March 31, 2000
	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenue	$2,512,437	$10,670	$3,582,650	$6,105,757	$-	$6,105,757
Cost of revenues	1,579,317	185,903	3,452,684	5,217,904	-	5,217,904
Gross profit (loss)	933,120	(175,233)	129,966	887,853	-	887,853
Selling, general & administrative	161,059	-	132,089	293,148	301,867	595,015
Depreciation & amortization	100,085	27,010	157,169	284,264	657,207	941,471
Operating income (loss)	671,976	(202,243)	(159,242)	310,441	(959,074)	(648,633)
Interest expense, net	1,964	-	669,032	670,996	28,809	697,805
Net income (loss) before extraordinary item	$670,012	$(202,243)	$(828,324)	$(360,555)	$(987,883)	$(1,346,438)
Extraordinary item-trouble debt restructuring loss	-	-	6,861,719	6,861,719	-	6,861,719
Net income (loss)	$670,012	(200,243)	(7,690,043)	(7,222,274)	(985,883)	(8,208,157)

	For the quarter ended March 31, 2001
				Sub-Total
		Production		Operating		Total
	Casino	Services	Theaters	Segments	OSE	Consolidated
Net revenues	$1,818,024	$4,145	$2,204,126	$4,026,295	$-	$4,026,295
Cost of revenues	$1,186,697	$204,819	$2,722,746	$4,114,262	$-	$4,114,262
Gross profit (loss)	$631,327	$(200,674)	$(518,620)	$(87,967)	$-	$(87,967)
Selling, general& administrative	$34,553	$-	$29,752	$64,305	$476,824	$541,129
Depreciation & amortization	$99,978	$28,202	$71,376	$199,556	$49,429	$248,985
Operating income (loss)	$496,796	$(228,876)	$(619,748)	$(351,828)	$(526,253)	$(878,081)
Interest expense, net	$778	$-	$66,637	$67,415	$72,348	$139,763
Net Income (loss)	$496,018	$(228,876)	$(686,385)	$(419,243)	$(598,601)	$(1,017,844)

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

Costs of Revenues. Total costs of revenues were $4,114,000 for the quarter ended March 31, 2001 compared to $5,218,000 for the quarter ended March 31, 2000, a decrease of $1,104,000, or 21.2%. Costs of revenues increased to 102.2% of net revenues for the quarter ended March 31, 2001, as compared to 85.5% for the quarter ended March 31, 2000. This increase in costs of revenues, as a percentage of revenues was primarily attributable to the discontinuation of our shows in Orlando, Florida (which ran in 2000, but not in 2001) and the inclusion of Country Tonite operations, which had no revenues in January and February.

Selling, General and Administrative.  Selling, general and administrative costs were approximately $541,000 for the quarter ended March 31, 2001 as compared to $595,000 for the quarter ended March 31, 2000, a decrease of $54,000, or 9.1%. Selling, general and administrative costs increased to 13.4% of net revenues for the quarter ended March 31, 2001, as compared to 9.7% for the quarter ended March 31, 2000, which was primarily attributable to a decrease in sales.

Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2000 decreased by $692,000, or 73.6%, as compared to the quarter ended March 31, 2000. The decrease was primarily due to the discontinuation of our shows in Orlando, Florida and the related foreclosure of certain of our assets.

Operating Income (Loss). Our operating loss was approximately $878,000 for the quarter ended March 31, 2001 compared to an operating loss of $649,000 for the quarter ended March 31, 2000, an increase of $229,000, or 26%.

Interest Expense, Net. Interest expense for the quarter ended March 31, 2001 decreased by $558,000, or 80.0%, as compared to the quarter ended March 31, 2000. The decrease was primarily due to our restructuring of the ICCMIC and First Security Bank debts.

Income Taxes. We have not accrued any federal income tax for the quarter ended March 31, 2001. At March 31, 2001, we had federal net operating loss carryforwards of approximately $15,589,000. Under Internal Revenue Code Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because On Stage cannot determine that it is more likely than not to recognize the deferred tax assets, On Stage has provided a full valuation allowance on the deferred tax assets.

Seasonality and Quarterly Results

On Stage’s business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

The following table sets forth On Stage's net revenue for each of the last five quarters ended March 31, 2001:

	March 31,	June 30,	September 30,	December 31,
Fiscal 2000	$6,106	$7,151	$6,393	$4,487
Fiscal 2001	$4,026	$-	$-	$-

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

Cash Flow

For the three months ended March 31, 2000, On Stage had net cash provided by operations of approximately $376,000. As of March 31, 2000, On Stage had approximately $431,000 in cash and cash equivalents. The operating deficit for the quarter ending March 31, 2000 was primarily attributable to business seasonality. For the three months ended March 31, 2001, On Stage had net cash used in operations of approximately $1,182,000. As of March 31, 2001, On Stage had approximately $3,543,000 in cash and cash equivalents. The operating deficit for the quarter ending March 31, 2001 was primarily attributable to a reduction in accounts payable and a $1,000,000 loss.

The net cash used in investing activities for the three months ended March 31, 2000 of $172,000 was primarily attributable to an advance on a note receivable from a stockholder and capital expenditures. The net cash used in investing activities for the three months ended March 31, 2001 of $340,000, was primarily attributable to an advance on a note receivable from a stockholder, capital expenditures and direct acquisition costs.

Net cash used in financing activities for the three months ended March 31, 2000 of $147,000, was attributable to repayment of line of credit and long-term debt. Net cash provided by financing activities for the three months ended March 31, 2001 of $4,549,000 was primarily attributable to the proceeds from convertible debentures and proceeds from issuance of the Series A Convertible Preferred Stock, partially offset by payment on long-term debt.

Working Capital

At March 31, 2000, we had a working capital deficit of approximately $19,267,000, which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, a note payable to an officer, and the reclassification of the ICCMIC mortgage loan to current liabilities. At March 31, 2001 we had working capital deficit of approximately $2,517,000, which resulted primarily from an increase in convertible debentures and short-term debt. This increase was partially offset by an increase in cash and cash equivalents.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended March 31, 2001, On Stage made the following private placements of unregistered securities to accredited investors.

During early 2001, On Stage raised $650,000 from accredited private investors to assist us with meeting our capital requirements, paying for expenses associated with our restructuring and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79. The maturity dates for the debentures are January and February 2003.

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. The transaction was completed on March 13, 2001. According to the terms of the MDC investment, MDC will have an opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. Each of the investments will bear interest at the rate of twelve percent (12%) per annum (10% in cash plus 2% paid in kind) and are convertible into the common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors redeemable at the option of the holder. The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 issued at a 5% discount of the face value. Additionally, the agreement called for a $500,000 transaction fee and a $500,000 fee to reimburse MDC for expenses incurred with the transaction. These costs were applied to the face value resulting in net proceeds from the Series A Convertible Preferred Stock of $4,700,000. The market price of our common stock on the day of the transaction in relation to the conversion price of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

The sales of the above securities were considered to be exempt from regulations under the Securities Act of 1933, as amended, in reliance on Section 4(2) and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On March 12, 2001, On Stage held a Special Meeting of Stockholders at which our stockholders approved amendments to On Stage's Articles of Incorporation to:

•      increase the number of authorized shares of common stock from 25,000,000 to 100,000,000;

•      increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000; and

•      amend the par value of the preferred stock from $1.00 per share to $0.01 per share.

FOR 7,638,266, AGAINST 0, ABSTAIN 0, BROKER NON-VOTES 3,669,664

Item 6. Exhibits & Reports on Form 8-K

            None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: November 30, 2001

By: /s/ Timothy J. Parrott

Timothy J. Parrott

President and Chief Executive Officer

Date: November 30, 2001

By: /s/ Margaret Ann Freeman

Margaret Ann Freeman

Executive Vice President and

Chief Financial Officer