Form 10QSB/A
period 2001-06-30
ON STAGE ENTERTAINMENT INC
filed 2001-12-04
CIK 1035514

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of August 13, 2001, was 11,307,930.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

This document contains certain forward-looking statements that are subject to risks and uncertainties.  Forward–looking statements include certain information relating to potential new show openings, the potential markets for On Stage’s expansion of existing and potential gaming and tourist markets, exposure to various trends in the gaming industry, On Stage’s acquisition plans and the benefits anticipated from these acquisitions, business strategy, outstanding litigation matters and the defenses available, the seasonality of business, and liquidity issues, as well as information contained elsewhere in this report, where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions.  For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

PART I.   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2000	June 30, 2001
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$517,353	$2,398,977
Accounts receivable, net	561,239	680,955
Inventory	89,996	126,040
Deposits	166,092	219,877
Prepaid and other assets	291,652	340,112
Note receivable from officer	—	154,030
Total current assets	1,626,332	3,919,991

Property, equipment and leasehold improvements	6,185,424	6,644,533
Less: Accumulated depreciation and amortization	(5,346,133)	(5,808,300)

Property, equipment and leasehold improvements, net	839,291	836,233

Direct acquisition costs	100,000	—
Show rights, net of accumulated amortization of $83,638	—	3,680,090

	$2,565,623	$8,436,314

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,625,040	$368,515
Accrued payroll and other liabilities	1,316,329	2,091,959
Convertible debentures, net of beneficial conversion of $9,969	700,000	140,031
Short-term note	—	2,800,000
Current maturities of long-term debt	600,000	600,000

Total current liabilities	4,241,369	6,000,505
Long-term debt, less current maturities	551,798	233,798

Total liabilities	4,793,167	6,234,303
Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,452,632 issued and outstanding, liquidation price $6,000,000	—	5,991,014
Stockholders’ equity (deficit)
Common stock; par value $0.01 per share; authorized 100,000,000 shares; and 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	12,652,111	15,754,991
Accumulated deficit	(14,992,734)	(19,657,073)

Total stockholders’ deficit	(2,227,544)	(3,789,003)
	$2,565,623	$8,436,314

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

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six months ended June 30,
	2000	2001
	(Unaudited)	(Unaudited)
Net revenues	$13,257,247	$10,496,211
Costs of revenues	10,891,966	9,810,804

Gross profit (loss)	2,365,281	685,407

Operating expenses
Selling, general & administrative	1,332,787	1,195,157
Depreciation and amortization	1,201,822	544,799

Total operating expenses	2,534,609	1,739,956

Operating loss	(169,328)	(1,054,549)
Interest expense, net	(1,857,728)	(340,385)
Loss on disposition of assets	(5,856)	-0-

Loss before extraordinary item	$(2,032,912)	$(1,394,934)
Extraordinary item – troubled debt restructuring loss	6,861,718	—
Net Loss	(8,894,631)	(1,394,934)
Deemed dividends accrued for preferred stock	—	(3,014,905)
Dividends accrued for preferred stock	—	(222,000)

Net loss applicable to common shares	$(8,894,631)	$(4,631,839)

Basic and diluted loss per share from continuing operations	$(0.28)	(0.41)

Basic and diluted per share from extraordinary item	(0.95)	__

Basic and diluted loss per common share	$(1.23)	$(0.41)
Basic and diluted average number of common shares outstanding	7,226,808	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Six months ended June 30,
	2000	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(8,894,631)	$(1,394,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,201,822	544,799
Loss on troubled debt restructuring	6,861,719	—
Write off of deferred financing charges costs	927,190	—
Loss on disposal of fixed assets	5,856	—
Amortization of Beneficial Conversion	—	78,006
Loss on disposal of property plant and equipment
Accounts receivable	298,448	(119,716)
Inventory	16,462	(36,044)
Deposits	(173,102)	(17,516)
Prepaid and other assets	(134,445)	(47,448)
Accounts payable and accrued expenses	(145,485)	(1,256,525)
Accrued payroll and other liabilities	732,527	553,630

Total adjustments	9,590,992	(300,814)

Net cash provided by (used in) operating activities	696,361	(1,695,748)
Cash flows from investing activities
Advances on notes receivable from officer	(77,085)	(154,030)
Acquisition of show rights	—	(250,000)
Capital expenditures	(75,993)	(459,112)

Net cash provided by (used in) investing activities	(153,078)	(863,142)

Cash used in financing activities
Borrowing/payments under working capital line	(319,823)	—
Conversion of Debentures	—	58,514
Proceeds received from convertible debentures	—	650,000
Proceeds of issuing Series A preferred stock	—	4,700,000
Repayment on long-term borrowing	(3,118)	(318,000)
Repayment on short-term borrowing	—	(650,000)
Notes payable to officer	20,841	—

Net cash provided by (used in) financing activities	(302,100)	4,440,514

Net increase in cash and cash equivalents	241,183	1,881,624
Cash and cash equivalents at beginning of period	374,587	517,353

Cash and cash equivalents at end of period	$615,770	$2,398,977

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$460,827	$142,249
Income Tax	$—	$—

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

The issuance of $5,958,514 of Series A Convertible Preferred Stock resulted in a deemed dividend of $3,014,905.

Accretion of discount and fees on Series A Convertible Preferred Stock of $32,500.

Accrued dividends of $222,000 on Series A Convertible Preferred Stock were recognized.

Issuance of $1,350,000 convertible debentures resulted in a beneficial conversion of $87,975.

Issuance of short-term note of $3,450,000 (and cash of $350,000) to acquire intangible show rights.

On Stage Entertainment, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2000	11,307,930	$113,079	$12,652,111	$(14,992,734)	$(2,227,544)
Deemed dividends recognized on Series A Convertible Preferred Stock	—	—	2,812,800	(2,812,800)	—
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(30,000)	(30,000)
Beneficial conversion on Convertible Debentures	—	—	87,975	—	87,975
Net loss	—	—	—	(1,017,844)	(1,017,844)
Balance March 31, 2001	11,307,930	$113,079	$15,552,886	$(18,853,378)	$(3,187,413)

Deemed dividends recognized on Series A Convertible Preferred Stock	—	—	202,105	(202,105)	—
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(192,000)	(192,000)
Deemed dividend on accretion of Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Net loss	—	—	—	(377,090)	(377,090)
Balance June 30, 2001	11,307,930	$113,079	$15,754,991	$(19,657,073)	$(3,789,003)

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001

Basis of Presentation

The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries (the “Company,” “On Stage”): Legends in Concert, Inc., a Nevada corporation; On Stage Marketing, Inc., a Nevada corporation; On Stage Theaters, Inc., a Nevada corporation; Wild Bill’s California, Inc., a Nevada corporation; On Stage Merchandise, Inc., a Nevada corporation; On Stage Events, Inc., a Nevada corporation; On Stage Casino Entertainment, Inc., a Nevada corporation; On Stage Productions, Inc., a Nevada corporation; On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation; and On Stage Theaters Surfside Beach, Inc., a Nevada corporation.

In the opinion of the management of On Stage Entertainment, Inc. and its subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of the results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with Management’s Discussion and Analysis, audited consolidated financial statements and notes included in our Form 10-KSB for the fiscal year ended December 31, 2000.

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

In May 2001, the Board of Directors of On Stage offered the holders of the debentures convertible into common stock the choice to either (a) maintain the original agreement with respect to the notes, or (b) exchange the debentures for Series A Convertible Preferred Stock which contains the right to convert the Series A Convertible Preferred Stock into common stock at $0.50 per share, and receive preferential dividends, payable quarterly in arrears at a rate of 12% per annum, until conversion. On June 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Convertible Preferred Stock. The market price of the common stock on the day of the transaction in relation to the conversion price of the Series A Convertible Preferred Stock resulted in a deemed dividend of $202,105.

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

The terms of the agreement call for initial payments of $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001 and $500,000 on March 15, 2001, with the balance of $2,800,000 due on July 31, 2001, with interest at 10% payable monthly. On Stage took over management and control of the show in Branson, Missouri on or about March 7, 2001. On Stage also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee for quality control purposes. However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Country Tonite have been included in our consolidated financial statements since the date of acquisition. The show rights acquired (approximately $3,764,000) are being amortized on a straight-line basis over 15 years.

The following unaudited pro forma consolidated results of operations for the quarter ended June 30, 2000 and 2001 assume the acquisition occurred as of January 1, 2000:

	Quarter ended June 30, 2001	Quarter ended June 30, 2000
Net revenues	$6,469,916	$8,842,000
Net loss from continuing operations	(377,090)	(220,430)
Loss per common share from continuing operations:
Basic and diluted	(0.07)	(0.03)

	Six months ended June 30, 2001	Six months ended June 30, 2000
Net revenues	$10,496,211	$15,421,171
Net loss from continuing operations	(1,561,754)	(8,811,580)
Loss per common share from continuing operations:
Basic and diluted	(0.42)	(1.22)

Country Tonite had no revenue for the months of January and February 2000 and 2001, as the show was closed during the off-season months.

(3)           Convertible Preferred Stock

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. According to the terms of the MDC investment, MDC will have the opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. The second and third tranches of the investment are in the form of warrants exercisable during the next ten (10) years at the option of On Stage contingent on, among other things, its achieving certain EBITDA levels.  The fourth tranche is exercisable by On Stage during the next ten (10) years only after funding of the third tranche.  The convertible preferred securities bear dividends at the rate of twelve percent (12%) per annum (10% cash plus 2% paid in kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors.  A change in control provision could under certain circumstances require the redemption of the preferred stock.

The first $6,000,000 investment was made on March 13, 2001, with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value.  In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred with the transaction in the amount of $500,000, and agreed to pay MDC a transaction fee of $500,000.  These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Series A Convertible Preferred Stock of $4,700,000.  For accounting purposes, the fees and expenses are being accreted over a 10-year period and will result in the Series A Convertible Preferred Stock accreting to its liquidation value. The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

On March 13, 2001, On Stage entered into an advisory services agreement with MDC. On Stage agreed to pay MDC a fee of $250,000 for services rendered through March 30, 2002, and, thereafter, a fee for each fiscal quarter equal to the greater of $62,500 or one-fourth of one percent (0.25%) of On Stage’s gross revenues reported for the four most recent fiscal quarters then ended.  In no event shall the fee exceed $95,000 for any one fiscal quarter.  This agreement expires on March 13, 2006.

(4)           Osmond Family Theater

In March 2001, On Stage entered into a 33-month lease with OFT, LTD, to lease the Osmond Family Theater in Branson, Missouri. The annual rental is $400,000 payable in monthly installments of approximately $33,333 beginning in April 2001 and continuing through December 31, 2003.

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

For the six months ended June 30, 2000, potential diluted securities representing 1,224,850 outstanding stock options and 3,660,155 outstanding warrants are not included, since their effect would be anti-dilutive. For the six months ended June 30, 2001, potential dilutive securities representing 1,464,850 outstanding stock options and 4,410,155 outstanding common stock warrants and 1,452,632 shares of preferred stock, which are convertible into 14,526,316 of common shares, are not included, since their effect would be anti-dilutive. Furthermore, On Stage has warrants that are convertible into 14,000,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels. These potential dilutive securities are not included, since their effect would be anti-dilutive.

(6)           Segment information

The following information is presented in accordance with SFAS No. 131.

On Stage derives its net revenues from five business units categorized by three reportable segments:

•      Casinos. The Casinos segment primarily sells live theatrical productions to casinos worldwide. In addition, this segment also operates the Legends in Concert show at the Imperial Palace in Las Vegas, Nevada, and at Bally’s Park Place in Atlantic City, New Jersey.

•      Theaters. The Theaters segment presents live productions in theaters and dinner theaters in urban and resort tourist locations. The Theaters segment derives revenues from the sale of tickets, food and beverages to patrons who attend the live theatrical productions.

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

The following table sets forth the segment profit/(loss) and asset information:

	For the quarter ended June 30, 2000
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$2,447,245	$13,405	$4,690,840	$—	$7,151,490
Interest expense	$64	$—	$1,140,483	$19,377	$1,159,924
Depreciation	$99,972	$27,136	$84,705	$48,538	$260,351
Segment profit (loss)	$638,409	$(210,274)	$(609,007)	$(505,603)	$(686,475)
Segment fixed assets	$3,216,367	$899,897	$10,572,140	$1,865,215	$16,553,319
Additional to fixed assets	$(53,511)	$11,439	$48,299	$6,379	$12,606

	For the quarter ended June 30, 2001
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$1,731,029	$75	$4,738,612	$—	$6,469,916
Interest expense	$231	$—	$72,085	$128,306	$200,622
Depreciation	$98,720	$28,372	$118,362	$50,360	$295,814
Segment profit (loss)	$563,982	$(289,244)	$111,092	$(762,920)	$(377,090)
Segment fixed assets	$3,002,743	$863,033	$1,644,660	$1,134,097	$6,644,533
Additional to fixed assets	$6,246	$6,436	$326,855	$44,097	$383,634

	For the six months ended June 30, 2000
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$4,959,682	$24,075	$8,273,490	$—	$13,257,247
Interest expense	$2,028	$—	$1,809,515	$46,185	$1,857,728
Depreciation and amortization	$200,057	$54,146	$241,874	$705,745	$1,201,822
Segment profit before extraordinary item (loss)	$1,308,421	$(412,517)	$(1,437,331)	$(1,491,485)	$(2,032,912)
Segment fixed assets	$3,216,367	$899,897	$10,572,140	$1,865,215	$16,553,319
Additions to long-lived assets	$8,064	$11,971	$48,730	$7,228	$75,993

	For the six months ended June 30, 2001
	Casino	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$3,549,053	$4,220	$6,942,938	$—	$10,496,211
Interest expense	$1,009	$—	$138,722	$200,654	$340,385
Depreciation and amortization	$198,698	$56,584	$189,728	$99,789	$544,799
Segment profit (loss)	$1,060,000	$(518,120)	$(575,293)	$(1,361,521)	$(1,394,934)
Segment fixed assets	$3,002,743	$863,033	$1,644,660	$1,134,097	$6,644,533
Additions to long-lived assets	$35,020	$6,899	$363,475	$53,718	$459,112

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

(11)         Chief Financial Officer

On May 1, 2001, On Stage hired Margaret Ann Freman to serve as the Company’s Senior Vice President and Chief Financial Officer, effective May 21, 2001. Her compensation package includes an annual base salary of $135,000, and options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.58.

(12)         Compensation Committee

At the Special Meeting of the Board of Directors for On Stage, held March 30, 2001, the Board elected Robert Hellman to serve as the Chairman of the compensation committee, with Greg McIntosh and Chris Frigon serving as additional members. The compensation committee held its first meeting on March 30, 2001, and approved the following transactions; (a) the salary of Timothy J. Parrott, Board Member, President and Chief Executive Officer, was increased from $120,000 per annum to $250,000, effective April 1, 2001; and (b) Jeffrey Victor, Executive Vice President and Chief Operating Officer, was granted a one-year employment contract.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential new show openings, the potential markets for On Stage’s productions, the expansion of existing and potential gaming and tourist markets, exposure to various trends in the gaming industry, acquisition plans and the benefits anticipated from these acquisitions, business strategy, outstanding litigation matters and the available defenses, the seasonality of its business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions. For these statements, On Stage claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent On Stage from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading “Description of Business—Risk Factors” in Item 1 of its Annual Report on Form 10-KSB for the year ended December 31, 2000, as well as the following:

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

•      The ability to avoid future litigation; and

•      The results of operations which depend on numerous factors, including the commencement and expiration of contracts, the timing and amount of new business, its revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry as well as the overall economy.

Results of Operations

The following tables set forth the results of operations for the reportable segments indicated:

	For the quarter ended June 30, 2000
	Casino	Production Services	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenue	$2,486,233	$13,405	$4,651,852	$7,151,490	$—	$7,151,490
Cost of revenues	1,657,216	196,543	3,820,303	5,674,062	—	5,674,062

Gross profit (loss)	829,017	(183,138)	831,549	1,477,428	—	1,477,428
Selling, general & administrative	115,257	—	194,827	310,084	427,688	737,772
Depreciation & amortization	99,977	27,137	84,729	211,843	48,508	260,351

Operating income (loss)	613,783	(210,275)	551,993	955,501	(476,196)	479,305
Interest expense, net	(399)	—	(1,140,147)	(1,140,546)	(19,378)	(1,159,924)
Loss on disposal of Fixed assets	—	—	(5,856)	(5,856)	—	(5,856)

Net income (loss)	$613,384	$(210,275)	$(594,010)	$(190,901)	$(495,574)	$(686,475)

	For the quarter ended June 30, 2001
	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$1,731,029	$75	$4,738,812	$6,469,916	$—	$6,469,916
Cost of revenues	1,034,964	260,935	4,400,643	5,696,542	—	5,696,542

Gross profit (loss)	696,065	(260,860)	338,169	773,374	—	773,374
Selling, general & administrative	33,128	—	36,646	69,774	584,254	654,028
Depreciation & amortization	98,719	28,382	118,352	245,453	50,361	295,814

Operating income (loss)	564,218	(289,242)	183,171	458,147	(634,615)	(176,468)
Interest expense, net.	(231)	—	(72,085)	(72,316)	(128,306)	(200,622)

Net Income (loss)	$563,987	$(289,242)	$111,086	$385,831	$(762,921)	$(377,090)

	For the six months ended June 30, 2000
	Casino	Production Services	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenue	$4,959,682	$24,075	$8,273,490	$13,257,247	$—	$13,257,247
Cost of revenues	3,207,288	382,446	7,302,232	10,891,966	—	10,891,966

Gross profit (loss)	1,752,394	(358,371)	971,258	2,365,281	—	2,365,281
Selling, general & administrative	241,888	—	351,344	593,232	739,555	1,332,787
Depreciation & amortization	200,057	54,146	241,874	496,077	705,745	1,201,822

Operating income (loss)	1,310,449	(412,517)	378,040	1,275,972	(1,445,300)	(169,328)
Interest expense, net	(2,028)	—	(1,809,515)	(1,811,543)	(46,185)	(1,857,728)
Loss on disposal of Fixed assets	—	—	(5,856)	(5,856)	—	(5,856)

Net income (loss) before extraordinary item	$1,308,421	$(412,517)	$(1,437,331)	$(541,427)	$(1,491,485)	$(2,032,912)
Extraordinary item – trouble debt restructuring loss	—	—	(6,861,719)	(6,861,719)	—	(6,861,719)

Net income (loss)	$1,308,421	$(412,517)	$(8,299,050)	$(7,403,146)	$(1,491,485)	$(8,894,631)

	For the six months ended June 30, 2001
	Casino	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$3,549,053	$4,220	$6,942,938	$10,496,211	$—	$10,496,211
Cost of revenues	2,221,665	465,756	7,123,383	9,810,804	—	9,810,804

Gross profit (loss)	1,327,388	(461,536)	(180,445)	685,407	—	685,407
Selling, general & administrative	67,681	—	66,398	134,079	1,061,078	1,195,157
Depreciation & amortization	198,698	56,584	189,728	445,010	99,789	544,799

Operating income (loss)	1,061,009	(518,120)	(436,571)	106,318	(1,160,867)	(1,054,549)
Interest expense, net.	(1,009)	—	(138,722)	(139,731)	(200,654)	(340,385)

Net Income (loss)	$1,060,000	$(518,120)	$(575,293)	$(33,413)	$(1,361,521)	$(1,394,934)

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

Theaters revenues were approximately $4,739,000 for the quarter ended June 30, 2001 compared to $4,652,000 for the quarter ended June 30, 2000, an increase of $87,000, or 1.9%. The increase was primarily attributable to the new shows, Country Tonite and Ripley’s, opening in Branson, Missouri, partially offset by the discontinuation of the shows in Orlando, Florida.

Costs of Revenues. Total costs of revenues were $5,697,000 for the quarter ended June 30, 2001 compared to $5,674,000 for the quarter ended June 30, 2000, an increase of $23,000, or .4%. Costs of revenues increased to 88.0% of net revenues for the quarter ended June 30, 2001, as compared to 79.3% for the quarter ended June 30, 2000. This increase in costs of revenues as a percentage of revenues was primarily attributable to the discontinuation of shows in Orlando, Florida (which ran in 2000 but not in 2001), and the inclusion of Country Tonite operations.

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

Income Taxes. Federal income taxes for the quarter ended June 30, 2001 have not been accrued. At June 30, 2001, the Company had federal net operating loss carryforwards of approximately $19,202,889. Under Internal Revenue Code Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because On Stage cannot determine that it is more likely than not to recognize the deferred tax assets, it has provided for a full allowance against the deferred tax assets.

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

Theaters revenues were approximately $6,943,000 for the six months ended June 30, 2001 compared to $8,273,000 for the six months ended June 30, 2000, a decrease of $1,330,000, or 16.1%.  The decrease was primarily attributable to the discontinuation of the shows in Orlando, Florida.

Costs of Revenues. Total costs of revenues were $9,811,000 for the six months ended June 30, 2001 compared to $10,892,000 for the six months ended June 30, 2000, a decrease of $1,081,000, or 9.9%. Costs of revenues increased to 93.5% of net revenues for the six months ended June 30, 2001, as compared to 82.2% for the six months ended June 30, 2000. This increase in costs of revenues as a percentage of revenues was primarily attributable to the discontinuation of shows in Orlando, Florida (which ran in 2000 but not in 2001), and the inclusion of Country Tonite which had no revenues for the months of January and February.

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

Operating Loss. Operating loss was approximately $1,055,000 for the six months ended June 30, 2001 compared to an operating loss of $169,000 for the six months ended June 30, 2000, an increase of $886,000, or 84%. The increase in operating loss was primarily attributable to a decrease in corporate events and limited engagements.

Interest Expense, Net. Interest expense for the six months ended June 30, 2001 decreased by $1,517,000, as compared to the six months ended June 30, 2000. The decrease was primarily due to the restructuring of the ICCMIC and First Security Bank debts.

Income Taxes. Federal income taxes for the quarter ended June 30, 2001 have not been accrued. At June 30, 2001, the Company had federal net operating loss carryforwards of approximately $19,202,889. Under Internal Revenue Code Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because On Stage cannot determine that it is more likely than not to recognize the deferred tax assets, it has provided for a full allowance against the deferred tax assets.

Seasonality and Quarterly Results

On Stage’s business has been, and is expected to remain, highly seasonal, with the majority of its revenue being generated during the months of April through October. Part of its business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

The following table sets forth On Stage’s net revenue for each of the last six quarters ended March 31, 2001:

Net Revenues

($ in thousands)

	March 31	June 30	September 30	December 31
Fiscal 2000	$6,106	$7,151	$6,393	$4,487
Fiscal 2001	$4,026	$6,470	$—	$—

Liquidity and Capital Resources

General

On Stage has historically met its working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. On Stage anticipates, based on its proposed plans and assumptions relating to its operations, that its current cash, cash equivalent balances, and anticipated revenue from operations are sufficient to fund its ongoing operations.

Cash Flow

For the six months ended June 30, 2000, On Stage had net cash provided by operations of approximately $696,000. As of June 30, 2000, On Stage had approximately $616,000 in cash and cash equivalents. The cash provided by operations was primarily attributable to the troubled debt restructuring loss and write off deferred financing costs.

For the six months ended June 30, 2001, On Stage had net cash used in operations of approximately $1,696,000. As of June 30, 2001, On Stage had approximately $2,399,000 in cash and cash equivalents. The cash used in operations for the six months ended June 30, 2001 was primarily attributable to the decrease of accounts payable and accrued expenses.

The net cash used in investing activities for the six months ended June 30, 2000 of $153,000 was primarily attributable to capital expenditures and advances on notes receivable from stockholders. The net cash used in investing activities for the six months ended June 30, 2001 of $863,000 was primarily attributable to the acquisition of show rights, in addition to capital expenditures and advances on a note receivable from an officer.

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

Working Capital

At June 30, 2000, On Stage had a working capital deficit of approximately $18,837,000 which resulted primarily from an increase in the accrued expenses, accrued payroll and other liabilities, a note payable to an officer, and the reclassification of the ICCMIC mortgage loan to current liabilities. At June 30, 2001, On Stage had a working capital deficit of approximately $2,080,000, which resulted primarily from an increase in short-term debt associated with the purchase of Country Tonite. This increase was partially offset by an increase in cash and cash equivalents.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

During the six months ended June 30, 2001, On Stage made the following private placements of unregistered securities to accredited investors:

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

On February 28, 2001, On Stage entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), pursuant to which MDC agreed to invest up to $20,000,000 in On Stage in the form of convertible preferred securities. According to the terms of the MDC investment, MDC will have the opportunity to stage its funding in four separate investments of $6.0 million, $4.0 million, $5.0 million, and $5.0 million, respectively. The second and third tranches of the investment are in the form of warrants exercisable during the next ten (10) years at the option of the Company contingent on, among other things, its achieving certain EBITDA levels. The Company is currently not in compliance with such EBITDA requirements. The fourth tranche is exercisable by On Stage during the next ten (10) years only after funding of the third tranche. The convertible preferred securities bear dividends at the rate of twelve percent (12%) per annum (10% cash plus 2% paid in kind), carry a liquidation preference of $5.00 per share, and are convertible into common stock of On Stage at a conversion price of $0.50 or $0.75 per share, depending on certain factors. A change in control provision could under certain circumstances require the redemption of the Series A Convertible Preferred Stock. The first $6,000,000 investment was made on March 13, 2001 with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value. In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred with the transaction, in the amount of $500,000 and agreed to pay MDC a transaction fee of $500,000. These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Series A Convertible Preferred Stock of $4,700,000. For accounting purposes, the fees and expenses are being accreted over a 10-year period and will result in the Series A Convertible Preferred Stock accreting to its liquidation value. The market price of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

In May 2001, the Board of Directors of On Stage offered the holders of the debentures convertible into common stock the choice to either (a) maintain the original agreement with respect to the notes, or (b) exchange the debentures for Series A Convertible Preferred Stock which contains the right to convert the Series A Convertible Preferred Stock into common stock at $0.50 per share, and receive preferential dividends, payable quarterly in arrears at a rate of 12% annum, until conversion. On June 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Convertible Preferred Stock. The market price of the common stock on the day of the transaction in relation to the conversion price of the Series A Convertible Preferred Stock resulted in a deemed dividend of $202,105.

The sales of the above securities were considered to be exempt from regulations under the Securities Act of 1933, as amended, in reliance on Section 4 (2) and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

None.

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