Form 10KSB
period 2001-12-31
ON STAGE ENTERTAINMENT INC
filed 2002-04-01
CIK 1035514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20450

FORM 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001 or

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                 to                      .

Commission File Number 0-29402

ON STAGE ENTERTAINMENT, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0214292
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4625 W. Nevso Drive Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 702-253-1333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Redeemable Warrants to purchase shares of Common Stock

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the most recent fiscal year ended December 31, 2001 were $23,760,555.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on the over-the-counter bulletin board on March 14, 2002, was $1,637,368.

The number of shares of the issuer’s common stock outstanding as of March 14, 2002, was 11,307,930.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

This document contains certain forward-looking statements that are subject to risks and uncertainties.  Forward-looking statements include certain information relating to our potential new show openings, the potential markets for our productions, the expansion of existing and potential gaming and tourist markets, exposure to various trends in the gaming industry, acquisition plans and the benefits anticipated from these acquisitions, business strategy, outstanding litigation matters and the available defenses, the seasonality of our business, and liquidity issues, as well as information contained elsewhere in this report where current statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates” or similar expressions.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading “Description of Business - Risk Factors” in Item 1, as well as the following:

•                  Dependence on our flagship Legends in Concert production and our principal production venues;

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

•                  The ability to avoid future litigation; and

•                  The results of operations which depend on numerous factors, including when our contracts begin and end, the timing and amount of new business we generate, our revenue mix, the timing and level of additional selling, general and administrative expense and the general competitive conditions in the leisure and entertainment industry, as well as the overall economy.

ITEM 1.  Description of Business

General

We produce and market live theatrical productions, and operate live theaters and dinner theaters in urban and resort tourist locations.  During 2001, we performed full-time shows in the following locations:

Tourist Market	Production	Location	Leased/ Discontinued/ Contracted
Atlantic City, New Jersey	Legends in Concert	Bally’s Park Place	Contracted
Branson, Missouri	Legends in Concert	Legends Theater	Leased
Branson, Missouri	Country Tonite	Country Tonite Theater	Leased
Branson, Missouri	Ripley’s Live…Believe It Or Not	Osmond Family Theater	Discontinued
Buena Park (Anaheim), California	Wild Bill’s Dinner Extravanganza	Wild Bill’s Dinner Theater	Leased
Las Vegas, Nevada	Legends in Concert	Imperial Palace	Contracted
Las Vegas, Nevada	Bravo	Venetian Showroom	Leased
Surfside Beach, South Carolina	Legends in Concert	Legends Theater	Leased

We also market our productions to commercial clients.  These include casinos, corporations, fairs and expositions, theme and amusement parks, and cruise lines.  Some of the locations at which we have performed include the Illinois State Fair, MGM Grand Theme Park and Dollywood Theme Park.  We have performed in Australia, Russia, China, Africa, Japan and the Philippines.  We have also performed for such corporate clients as McDonald’s, Bank of America, Hewlett Packard, IBM, Pitney Bowes, Levi Strauss and Texaco.

For the years ended December 31, 2000 and 2001, approximately 63% and 70%, respectively, of our net revenue was generated from theaters and dinner theaters operated in resort and urban tourist markets.  Approximately 37% and 30%, respectively, of our net revenue was generated from live productions performed in gaming markets, predominantly in Las Vegas and Atlantic City.  Approximately 1% of our net revenue was generated from sales to commercial clients other than casinos.  The remaining net revenue for each year was generated from merchandise and souvenir photography sales.

We were incorporated on October 30, 1985 in Nevada under the name Legends in Concert, Inc.  On August 7, 1996, we changed our name to On Stage Entertainment, Inc.  Our principal executive offices are located at 4625 West Nevso Drive, Las Vegas, Nevada 89103, and our telephone number is (702) 253-1333.

Developments during 2001

During late 2000 and early 2001, we raised  $700,000 and $650,000, respectively, in a private placement. These funds were used to assist with meeting our capital requirements, paying for expenses associated with our restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s Live . . . Believe It or Not. In this private placement, we issued convertible debentures with an annual interest rate of 10%. The debentures are convertible into common stock at $0.79 per share.  The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over two years. The maturity dates for  $700,000 of the convertible debentures were November and December 2001, and the maturity dates for  $650,000 of the convertible debentures were January and February 2003.

In May 2001, we offered the holders of the debentures the option to either (1) maintain the original agreement with respect to the convertible debentures, or (2) exchange the debentures for Series A Preferred Stock with the right to convert the preferred stock into common stock at $0.50 per share, and receive preferential dividends, payable quarterly in arrears at a rate of 12% per year, until conversion.  As of June 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Preferred Stock.  The market price of the common stock on the day of the transaction in relation to the conversion price of the preferred stock resulted in a deemed dividend of $202,105. The remaining debentures were extended in December 2001, and will now mature in July 2002. Upon maturity, in addition to repayment of principal and interest, we will issue warrants to purchase a number of shares of common stock equal to the dollar amount of the principal investment. The warrants will have an exercise price of $0.54 per share.

In February 2001, we acquired substantially all of the assets of CRC of Branson, Inc. and Country Tonite Enterprises, Inc., which primarily consisted of all of the rights and title in and to Country Tonite, for a purchase price of $3,800,000.  The assets acquired were transferred to Country Tonite Branson, LLC, a wholly-owned subsidiary of On Stage.  Country Tonite is an award-winning theatrical production, which has been presented in Branson, Missouri, and Pigeon Forge, Tennessee.  We took over management of the show in Branson in March 2001. We also acquired the right to oversee the Country Tonite production in Pigeon Forge, Tennessee, for quality control purposes.  However, the rights to present the Pigeon Forge show were previously licensed to an unrelated third party and were not included in this acquisition. The terms of the agreement called for initial payments of $100,000 on November 21, 2000, $250,000 on January 29, 2001, $150,000 on February 15, 2001, and $500,000 on March 15, 2001, with the balance of $2,800,000 due on July 31, 2001, with 10% interest, payable monthly.  In August 2001, we satisfied the note payable with a cash payment of $2,800,000, plus accrued and unpaid interest.

Also in February 2001, we entered into an agreement with McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), under which MDC agreed to invest up to $20 million in the form of convertible preferred securities.  The terms of the agreement provide for funding in four tranches of $6.0 million, $4.0 million, $5.0 million and $5.0 million.  The second and third tranches are in the form of warrants exercisable over a 10-year period, at our option.  The fourth tranche is exercisable only after the third tranche has been funded.  The availability of funds is subject to the following:

•                  We must submit a notice to our board that includes the proposed funding amount, which must be at least $2 million, and the specific growth or acquisition opportunity for which the funds will be used;

•                  We must have met the EBITDA budget approved by our board for the year-to-date period; and

•                  MDC must have earned a minimum annualized rate of return of 35% on its funded investment.

The convertible preferred stock has an annual dividend rate of 12%, of which 10% is payable in cash and 2% is payable in kind. The convertible preferred stock has a liquidation preference of $5.00 per share and is convertible into shares of common stock at a conversion price of $.50 or $.75 per share depending on certain factors.  There is a mandatory redemption provision under certain circumstances, including a change of control.  We are precluded from using the MDC investment to fund operating losses.  Our financial projections for 2002, 2003 and 2004 indicate that we will have net operating profits.  We implemented significant cost-cutting measures in 2001 to ensure this result.  These included reducing our staff to cut corporate overhead by approximately $425,000 per year, eliminating unnecessary warehouse space for annual savings of approximately $35,000 a year, and other cost-cutting measures that will save us approximately $150,000 annually.

The first $6 million investment was made in March 2001 and was used to fund new productions.  In connection with the investment, we issued MDC 1,200,000 shares of our Series A Convertible Preferred Stock at a 5% discount to the face value. We also reimbursed MDC $500,000 for fees and expenses and paid a $500,000 transaction fee, resulting in total net proceeds of $4.7 million.

In March 2001, we entered into an advisory services agreement with MDC under which we agreed to pay MDC a $250,000 fee for services rendered through March 2002.  After that, for each fiscal quarter we will pay a fee that is the greater of $62,500 or .25% of our gross revenues for the four most recent fiscal quarters, up to $95,000.  The agreement terminates in March 2006.

Also in March 2001, we entered into a 33-month lease with OFT, Ltd. to lease the Osmond Family Theatre in Branson, Missouri from April 1, 2001 through December 31, 2003.  The theater was used to stage the production Ripleys Live…Believe It or Not from May 2001 through September 2001, and was sub-leased back to the Osmonds from October 2001 through December 2001.  In January 2002, we moved our Legends in Concert production from the Legends Theater in Branson, Missouri, to the Osmond Family Theater.  The annual rental is $450,000 payable in monthly installments of $36,250.

In August 2001, MDC funded its second investment by exercising warrants—per the terms of the prior MDC investment—for 400,000 shares of Series A Convertible Preferred Stock in consideration of $2,000,000.  The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $1,000,000.  At the time of MDC's second investment, our financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC’s obligation to fund the second tranche of its investment.   However, MDC agreed to consummate the funding if we issued it a warrant to purchase an additional 400,000 shares of our Series A  Convertible Stock at an exercise price of $0.00001, exercisable for a 10-year period.  The warrant may only be exercised if we fail to meet our cumulative EBITDA targets for the 2002 and 2003 calendar years.  MDC’s $2,000,000 investment will be convertible into either 4,000,000 shares of common stock, or, if we fail to achieve certain EBITDA targets, 8,000,000 shares of common stock.  We used the investment to fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001.

In March 2002, MDC agreed to loan us $1,300,000.  The first loan, in the amount of $700,000, will be used (1) to reimburse MDC for expenses incurred on our behalf, including but not limited to attorneys' fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business.  The outstanding principal amount of the loan plus the capitalized interest is due and payable on July 1, 2002.  MDC, at its sole discretion, can extend the maturity date to December 31, 2006.  The second loan, in the amount of $600,000, will be deposited in a separate bank account and will be withdrawn only for direct use in connection with our participation and investment in a future project.  Interest on both notes is payable at the rate of 15% per annum, compounded quarterly.  In connection with the $700,000 and $600,000 promissory notes, MDC received warrants to purchase an additional 1,346,154 and 1,153,846 shares of our common stock, respectively, at an exercise price of $0.50 per share, exercisable for a 10-year period.

Our Productions

We develop, produce or acquire live theatrical productions including tribute shows, musical reviews, magic shows, ice-skating productions and specialty shows.  The principal productions we currently produce are described below.

Legends in Concert

Legends in Concert is our flagship production.  It is a live theatrical tribute show featuring impersonators who recreate past and present music and motion picture superstars.  Legends is the longest running independently produced production in Las Vegas and Atlantic City.  Based on our access to approximately 75 different Legends tribute acts, we can tailor each tribute show to the demographics of the target audience and the size of the particular venue.  We attract significant repeat business by varying the composition of the acts in our shows.  In 2001, full-time resident Legends productions were performed in Atlantic City, New Jersey; Branson, Missouri; Las Vegas, Nevada; and Myrtle Beach, South Carolina.

Wild Bill’s Dinner Extravaganza

Wild Bill’s Dinner Extravaganza is a two-hour dinner show that features Wild West-related acts, including Indian tribal dances, gun fighting, and show girls.  The show runs 365 days a year at Wild Bill’s Dinner Theater in Buena Park, California.

Country Tonite

Country Tonite is a tribute to the history of country music featuring past and present popular country hits.  Country Tonite features high-energy dancing, comedy and favorite country songs.  The Country Tonite dancers have won “Dance Troupe of the Year” and the Country Tonite production is a two-time “Show of the Year” winner in Branson, Missouri.  In addition to local awards, the Country Music Organization of America has voted Country Tonite the “Best Live Country Music Show in America” and it was inducted into the Country Music Association of America Hall of Fame in 1996.  Country Tonite is in its eighth season in Branson at the Country Tonite Theater.

Bravo

The show stars Charo, and features dancers and a live orchestra in a fast-paced Latin-style production that includes salsa and contemporary Latin music.  The show is performed at the Venetian Showroom in Las Vegas, Nevada.

Ripley’s Believe It Or Not!® Live

Presented exclusively by On Stage Entertainment, Inc., Ripley’s Believe It Or Not! Live is a musical stage  production uniting hard-to-believe human acts with theatrical performances.  With a variety of performers from around the world and a selection of stage props, the Ripley’s show can range from single acts to a full production cast of 22.  We are planning a tour of this interactive show, which is suitable for the entire family.

Intellectual Property

We have filed or obtained the following intellectual property marks.

Name: Country	Class (es)	Status
Legends in Concert United States	6,16,18,21,25,26,41	Registered
Legends in Concert w/ design United States	6,16,18,21,25,26,41	Registered
Legends in Concert Canada	41	Registered
Legends in Concert Europe	41	Registered
Legends in Concert Great Britain	41	Registered
Legends in Concert Japan	41	Registered
Legends in Concert Mexico	41	Registered
Legends in Concert Australia	41	Pending
Legends of Country United States	41	Registered
Atlantic City Experience United States	41	Registered
Camouflage Aux Folles United States	41	Published
Wild Bill’s Wild West Extravaganza United States	41	Pending
Blazing Pianos United States	41	Registered
Legends Goes Country United States	41	Pending

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

Government Regulation

Providing entertainment to the gaming industry subjects us to various licensing regulations.  We are regulated and required to obtain a casino industry license from the New Jersey Casino Control Commission under the New Jersey Casino

Control Act.  Our current service industry license from the New Jersey Casino Control Commission is valid through September 30, 2003.  We do not believe that we are required to obtain a license to provide our services to casinos in Nevada or in any other jurisdictions in which we operate, other than New Jersey.  The Nevada Gaming Control Boards and similar authorities in other jurisdictions, however, have broad authority to order providers of services to casinos to file applications, be investigated, have their suitability determined, obtain licenses and cease providing their services, if they find the service providers to be unfit.  Additionally, many of the casinos require a production company to be properly licensed under the local gaming laws before it will contract for their services.

We lease certain of the theaters for our new brand-name resident productions.  We absorb all costs and risks associated with producing the show in order to retain 100% of the show’s profits.  Producing shows under this “four-wall” arrangement may require us to obtain and maintain certain local licenses and permits.  We had to obtain these licenses to open our Myrtle Beach and Branson shows, both of which are “four-wall” productions.  These licenses and permits could include amusement licenses, music licenses (i.e., BMI or ASCAP), business licenses, liquor licenses, retail sales tax licenses, food and beverage licenses and a health inspection rating (if we sell dairy products or hot food, other than popcorn).  Difficulties or failure in obtaining required licenses or regulatory approvals could delay or prevent the opening of a new show or, alter, delay or hinder our expansion plans.  In addition, the suspension of, or inability to renew, a license needed to operate any of our currently running productions would adversely affect our operations.

Employees

As of March 15, 2002, we employed approximately 536 employees – 304 full-time and 232 part-time - including 230 entertainers, 10 theater operations personnel, 84 production personnel, 57 food and beverage personnel, 34 administrative personnel, three marketing personnel, 114 box office/concession personnel and four executive officers.  None of our current employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

RISK FACTORS

Increased operating expenses in connection with introducing new productions may adversely affect our operating results.

There are significant costs associated with staging a new production.  These costs occur well before we generate any revenue from the production.  Delays in the introduction of new productions and factors adversely affecting our current productions, could have a material adverse effect on our future operating results.  There can be no assurance that we will generate significant net income in the future or that our future operations will be profitable.

We must produce and market Legends shows in other venues to achieve success.

Most of our revenue is derived from our Legends production.  Our future success depends on our ability to successfully produce and market Legends shows in other venues.  If we are unsuccessful in expanding the Legends production, or if the Legends production concept ceases to be profitable, our business may not be successful.

Losing any of our principal venues would harm our business.

We rely primarily on our Legends’ shows in Las Vegas, Nevada; Branson, Missouri; Myrtle Beach, South Carolina; and Atlantic City, New Jersey; our Country Tonite show in Branson, Missouri; and our Wild Bill’s Dinner Extravaganza in Buena Park, California, for the majority of our revenue.  If any of these venues become unavailable or less desirable and we are unable to produce the shows in other or more desirable venues, our business will be adversely affected.

Our ability to implement our acquisition strategy will be severely limited if we cannot obtain the necessary financing.

Our expansion strategy includes acquiring established, brand-name shows.  Because our ability to use our stock as consideration is limited by its current price, we will need additional financing to pursue strategic acquisitions or enter into joint ventures with independent production companies.  We also need financing to market our brand name products to the established customer bases of any acquired companies to increase revenues and market share.   We may not be able to obtain financing on acceptable terms, or at all.   Our strategy also involves entering into revenue sharing arrangements, or joint ventures, which will also be difficult without adequate financing.  In addition, we may not be able to enter into beneficial joint ventures on commercially reasonable terms or in a timely manner.  Significant capital investments for new productions or joint ventures may not result in increased revenue or market share.

Acquiring a new production or entering into a joint venture will require significant resources.

If new productions or arrangements do not generate the expected revenue or achieve the expected popularity, our business could be harmed. We can provide no assurance that any acquired customer bases will be receptive to our productions or that we will be able to successfully develop any acquired shows.  Further, we may not be able to successfully integrate any business or productions that we acquire.  Any inability to do so, particularly where we have made significant capital investments, could have a material adverse effect on us.  In addition, acquired business may not increase our revenue or market share or otherwise improve our financial condition.

We must compete effectively to be successful.

Many of our competitors in the leisure and entertainment industry have greater resources than we do, which puts us at a competitive disadvantage.  We may not be able to produce shows or hire talent with the name recognition that our competitors can.  In addition, we may not be able to secure the most desirable venues for our productions.  If we cannot produce the types of shows or hire the talent that attract a significant audience, we will not generate sufficient revenues to succeed.

We must attract talented performers and headliners to succeed.

Our future success depends largely upon our ability to attract and retain performers, choreographers and technical personnel with a level of experience that ensures consistency, quality and professionalism in our productions.  Our success also depends on casting impersonators that look, sound and act like specific celebrity superstars for our Legends productions.  If we are unable to retain talented performers, our business will be adversely affected.  In addition, while our musicians, singers, dancers and production personnel are generally employees, our headline acts are independent contractors who enter into new contracts with us for each new show or venue in which they perform.  We do not maintain any long-term contracts with our performers.  We will need to hire additional performers and production technicians as we continue to open new productions, as well as to supplement personnel in our existing productions.  Our inability to attract and retain needed personnel, for either new or existing productions, could have an adverse effect on us.

The seasonality of our business may result in a net loss.

To avoid a net loss for the year, we must generate revenues sufficient to offset the periods when some of our venues are dark. If our revenues during the busy season are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. Our business, and the live theatrical production industry in general, is seasonal. In addition, significant resources are spent up to six months in advance of new show openings, which causes our operating results to fluctuate.  To avoid losses, we need to generate sufficient revenue to offset the lag time between pre-opening expenses and post-opening ticket sale revenues.

We must anticipate and respond rapidly to trends in our industry to be successful.

The live entertainment industry is subject to changing consumer demands and trends.  Our success depends on our ability to address these changing consumer desires and other factors affecting the live entertainment industry by incorporating changes into our productions.  Failure to respond to these factors in a timely manner could have an adverse effect on us.

Our revenues could decline if consumers spend less on entertainment due to economic conditions.

The live entertainment industry is cyclical and consumer spending tends to decline during recessionary periods when disposable income is low.  Although we believe our moderate ticket prices may enhance the appeal of our productions to consumers in a recessionary environment, the general economic climate may have an adverse impact on our ability to compete for limited consumer resources.

A significant decline in casino gaming could have a material adverse effect on our business.

Approximately one-quarter of our revenues are derived from productions in casino venues.  Consequently, we are affected by declines in the gaming industry.  If changes in gaming regulations adversely affect that industry, our business will also be harmed.

Our success depends largely on reproducing the performance, likeness and voice of various celebrities without infringing on the publicity rights of those celebrities or their estates.

Defending an intellectual property infringement claim could be expensive and time consuming, even if ultimately decided in our favor. If any of our productions were determined to have infringed on any intellectual property rights, we could be required to pay damages - including treble or statutory damages - costs and attorneys’ fees.  We may also be required to modify our productions, or cease certain activities, which could make our shows less popular.  We may also be required to obtain licenses from the celebrities we impersonate, which we may not be able to do on commercially favorable terms, if at all.

If we have improperly classified our headline acts as independent contractors, we would be liable for the payment of employment taxes, which would have a material adverse effect on us.

We treat the headline acts of our productions as independent contractors rather than employees, which is consistent with the industry.  However, there is no assurance that we are qualified to treat the headline acts as independent contractors.

Time and resources devoted to defending litigation could adversely affect the pursuit of our strategic goals.

We are involved in certain pending and threatened lawsuits in which the adverse parties are seeking damages.  There can be no assurance that any of the instituted or threatened lawsuits will be settled or decided in our favor.  Defending lawsuits also detracts management’s time from pursuing our goals, which could harm our business.

Our inability to register outstanding warrants or common stock may make our securities less desirable.

Holders of outstanding warrants to acquire our common stock will be able to sell their warrants or the shares of common stock underlying those warrants only if a registration statement under the Securities Act relating then in effect and those securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of those securities reside.  Although we intend to use our best efforts to maintain a current registration statement covering the securities underlying the warrants at the earliest practicable date, we may not be able to do so.  The value of the warrants may be greatly reduced if a registration statement covering the securities issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of those securities reside.  Warrant holders who reside in jurisdictions in which those securities are not qualified and in which there is no exemption will be unable to sell their warrants in the open market and may allow them to expire unexercised.  Currently, we have outstanding warrants to purchase 4,410,155 shares of common stock of which 1,400,000 are registered.  We are not currently eligible to register our securities on Form S-3, a short form registration statement.  This may delay our ability to register the warrants or the common stock issuable upon exercise of the warrants because of the increased time and expense associated with registering the securities on another form.

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

We have generated significant net losses and may continue to do so.

For the years ended December 31, 2001 and 2000, we had net losses of $1,730,396 and $4,701,666, respectively.  There can be no assurance that we will generate net income in the future or that our future operations will be profitable.

To achieve profitability, we must produce new shows and manage them effectively.

Our continued growth depends, to a significant degree, on our ability to produce and market new theatrical productions on a profitable basis.  Our expansion plans include increasing both the number of productions in operation at any given time and the rate at which the productions open.  This expansion strategy contemplates opening additional resident productions.  This will place significant pressures on our personnel because that growth will require development and operation of a significantly larger business over a broader geographical area.  The success of our expansion strategy depends upon a number of factors, including:

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

Our prospects and future growth also depend upon the ability of our productions to achieve significant market share in targeted tourist and gaming markets and our ability to develop, acquire and commercialize additional productions.  There can be no assurance that we will be able to achieve our expansion goals or, if we are able to expand our operations, that we will effectively manage our growth, anticipate and satisfy all of the changing demands and requirements that this growth will impose upon us or achieve greater operating income or profitability.  If we have to discontinue new productions, our operations will be adversely affected.  This is because of:

•                  the significant up-front capital expenditures and pre-opening costs - estimated to be approximately $500,000 to $1,000,000 in the case of a leased theater - associated with the establishment of a new resident production;

•                  the time required to open a new resident production (typically three to six months); and

•                  the time required for a new resident production to achieve the market acceptance and name recognition required for successful local ticket wholesalers and tour specialists.

Control by Principal Stockholders.

Our Chairman and Founder, and our Chief Executive Officer beneficially own approximately 31.4% and 24.9%, respectively, of our outstanding common stock.  Accordingly, they can control and direct our affairs, including the election of directors, increase our authorized capital or they can cause the dissolution, merger or sale of all, or substantially all, of our assets.

ITEM 2.  Description of Property

Our corporate headquarters consist of approximately 21,500 square feet of leased office and warehouse space in Las Vegas, Nevada.  This lease expires on February 28, 2003.

The following table lists certain information regarding the facilities that we used during 2001.

Location		Square Footage	Type of Possession	Lease Expiration	Principal Function
Atlantic City, NJ	(1)	N/A	Lease	06/00	Residential
Branson, MO	(2)	27,500	Lease	12/01	Theater/Office
Branson, MO	(3)	46,000	Lease	12/03	Theater/Office
Branson, MO		26,489	Lease	12/03	Theater/Office
Buena Park, CA	(3)	27,599	Lease	06/10	Theater/Office
Las Vegas, NV		16,150	Lease	02/03	Office/Warehouse
Las Vegas, NV	(4)	5,376	Lease	monthly	Warehouse
N. Myrtle Beach, SC	(5)	15,000	Lease	12/04	Theater/Office
Surfside Beach, SC		16,171	Lease	12/10	Theater/Office

(1)          Consists of seven condominium units for use by our performers when they are performing in our Legends show at Bally’s Park Place in Atlantic  City, New Jersey. We leased these units from Mr. Stuart and his wife, at a rate equivalent to the fair market value until June and August 2001 when they were sold.  We are currently leasing four of the sold units from the new owner.

(2)          This lease expired on December 31, 2001 and was not renewed.

(3)          On Stage’s wholly-owned subsidiary, On Stage Theaters, Inc., subleases this property from Wild Bill’s California, Inc., a wholly-owned subsidiary of On Stage Theaters.

(4)          This lease may be terminated at any time after August 31, 1999 by providing written notice of that intention.  In November 2001, we terminated a portion of the lease, reducing the amount of square footage leased from 9,354 to 5,376.

(5)          We are currently attempting to sub-lease this theater.

We believe that our existing facilities are suitable and adequate for our current operations and are adequately insured.

ITEM 3.  Legal Proceedings

                In March 2002, we received notice of a civil complaint filed in the Superior Court of New Jersey—Law Division—Atlantic County on January 11, 2002. The complaint was filed by former employees of Bally's Park Place, Inc., a venue for one of our full time Legends productions, against Bally's, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,00, plus costs and attorneys' fees.  We have not yet responded to the complaint and it is too early for management to determine the probability of an unfavorable outcome and range of possible loss, if any.  We believe that the case is without merit with respect to us, and intend to vigorously defend the action.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

None.

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

Period	High	Low
Fiscal 2001:
First Quarter	1.19	.47
Second Quarter	1.00	.54
Third Quarter	.90	.50
Fourth Quarter	.81	.30

Fiscal 2000:
First Quarter	.94	.28
Second Quarter	.63	.22
Third Quarter	.44	.19
Fourth Quarter	.88	.25

As of March 14, 2002 there were approximately 700 holders of record of our common stock and the closing sale price of the common stock as reported on the OTCBB was $0.32.

We have never declared or paid any cash dividends on our capital stock.  We currently intend to retain any earnings to finance future growth and working capital needs.  We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

                In March 2002, we issued warrants to purchase 2.5 million shares of our common stock to MDC in consideration of a $1.3 million loan.  The issuance was made in reliance on an exemption from registration under Section 4(2) of the Securities Act as an issuance not involving a public offering.

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation and its subsidiaries, including, Legends in Concert, Inc., On Stage Marketing, Inc., On Stage Theaters, Inc., Wild Bill’s California, Inc., On Stage Merchandise, Inc., On Stage Events, Inc., On Stage Casino Entertainment, Inc., On Stage Productions, Inc., On Stage Theaters North Myrtle Beach, Inc. and On Stage Theaters Surfside Beach, Inc.

On Stage derives net revenues from five business units categorized by three reportable segments:

•                  Casinos.  The Casinos segment primarily sells live theatrical productions to casinos for fixed fees.  The Casinos segment operates the Legends show at the Imperial Palace in Las Vegas, Nevada, and at Bally’s Park Place in Atlantic City, New Jersey.

•                  Theaters.  The Theaters segment rents live theaters and dinner theaters in urban and resort tourist locations.  The Theaters segment derives revenues from ticket sales along with food and beverages to patrons who attend the live theatrical productions.

•                  Events.  The Events business unit sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for fixed fees.  Revenues generated from the Events business unit are included in the Casinos segment.

•                  Merchandise.  The Merchandise business unit sells merchandise and souvenir photography products to patrons who attend the Casinos, Theaters, and Events productions.  Revenues generated from the Merchandise business unit are included in the Theaters segment.

•                  Production Services.  The Production Services segment sells technical equipment and services to commercial clients.  However, the Production Services segment’s primary focus is providing technical support for all of the Casinos, Theaters, Events and Merchandise segments.

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

Our reportable segments include strategic business units and each segment services a different market or performs a specialized function in support of a given market.

Results of Operations

The following table sets forth the various components of our net revenue as a percentage of the total net revenue for the periods indicated:

	Years Ended December 31,
	2000	2001
Net revenue	100.0%	100.0%
Costs of Revenues	85.3	90.2
Gross profit	14.7	9.8
Selling, general and administrative	17.2	11.1
Depreciation and amortization	4.5	3.8
Expenses at closed locations	2.5	—
Operating Income (loss)	(9.5)	(5.1)
Other income	1.4	—
Loss on disposal of fixed assets	(6.5)	—
Interest expense, net	(5.0)	(2.2)
Loss before income tax and extraordinary item	(19.6)	(7.3)
Income taxes	0.4	(.1)
Loss before extraordinary item	(20.0)	(7.2)
Extraordinary item - trouble debt restructuring gain, net.	0.6	—
Net loss	(19.4)%	(7.2)%

Loss before income taxes and extraordinary item for the year ended December 31, 2000, was $4,751,397, as compared to a loss before income taxes and extraordinary item of $1,749,368 for the year ended December 31, 2001.

The following tables set forth the results of operations by On Stage for the reportable segments indicated:

	Year ended December 31, 2000			Operation Sub-Totals
	Casino	OSE	Theaters
Net revenues	$8,981,520	$29,719	$15,126,202	$24,137,441
Cost of revenues	6,283,811	848,820	13,460,766	20,593,397
Gross profit	2,697,709	(819,101)	1,665,436	3,544,044
Selling, general & administrative	379,801	—	902,748	1,282,549
Depreciation & amortization	398,667	110,461	372,236	881,364
Expenses at closed locations	—	—	—	—
Total operating expenses	778,468	110,461	1,274,984	2,163,913
Operating income (loss)	1,919,241	(929,562)	390,452	1,380,131
Other income	—	—	—	—
Loss on disposal of	198,143	—	1,377,485	1,575,628
Interest expense, net	2,037	—	914,348	916,385
Net income (loss) before Income taxes and extraordinary item	1,719,061	(929,562)	(1,901,381)	(1,111,882)
Income taxes	—	—	(71,391)	(71,391)
Extraordinary item-trouble debt restructure (loss) gain	—	—	(6,918,309)	(6,918,309)
Net income (loss)	$1,719,061	$(929,562)	$(8,891,081)	$(8,101,582)

	Year ended December 31, 2000 (continued)
	Operating Sub-Total	OSE	Total Consolidated
Net revenues	$24,137,441	$—	$24,137,441
Cost of revenues	20,593,397	—	20,593,397
Gross profit	3,544,044	—	3,544,044
Selling, general & administrative	1,282,549	2,873,442	4,155,991
Depreciation & amortization	881,364	195,140	1,076,504
Expenses at closed locations	—	608,878	608,878
Total operating expenses	2,163,913	3,677,460	5,841,373

Operating income (loss)	1,380,131	(3,677,460)	(2,297,329)

Other income	—	(333,657)	(333,657)
Loss on disposal of assets.	1,575,628	—	1,575,628
Interest expense, net	916,385	295,712	1,212,097
Net income (loss) before Income taxes and extraordinary item	(1,111,882)	(3,639,515)	(4,751,397)
Income taxes	(71,391)	(20,000)	(91,391)

Net income (loss) before extraordinary item	(1,183,273)	(3,659,515)	(4,842,788)

Extraordinary item-trouble debt restructure (loss) gain	(6,918,309)	7,059,431	141,122
Net income (loss)	$(8,101,582)	$3,399,916	$(4,701,666)

	Year ended December 31, 2001
	Casino	Production Services	Theaters	Operations Sub-Total
Net revenues	$7,114,870	$11,120	$16,634,565	$23,760,555
Cost of revenues	4,949,983	835,518	15,639,672	21,425,173
Gross profit	2,164,887	(824,398)	994,893	2,335,382
Selling, general & administrative	131,754	—	115,274	247,028
Depreciation & amortization	373,839	80,846	463,767	918,452
Expenses at closed locations	—	—	—	—
Total operating expenses	505,593	80,846	579,041	1,165,480
Operating income (loss)	1,659,294	(905,244)	415,852	1,169,902
Other income	—	—	—	—
Loss on disposal of	—	—	—	—
Interest expense, net	(1,315)	—	(297,334)	(298,649)
Net income (loss) before Income taxes and extraordinary item	1,657,979	(905,244)	118,518	871,253
Income taxes	—	—	24,592	24,592
Extraordinary item-trouble debt restructure (loss) gain	—	—	—	—
Net income (loss)	$1,657,979	$(905,244)	$143,110	$895,845

	Year ended December 31, 2001 (continued)
	Operating Sub-Total	OSE	Total Consolidated
Net revenues	$23,760,555	$—	$23,760,555
Cost of revenues	21,425,173	—	21,425,173
Gross profit	2,335,382	—	2,335,382
Selling, general & administrative	247,028	2,396,622	2,643,650
Depreciation & amortization	918,452	(6,813)	911,639
Expenses at closed locations	—	—	—
Total operating expenses	1,165,480	2,389,809	3,555,289

Operating income (loss)	1,169,902	(2,389,809)	(1,219,907)

Other income	—	—	—
Loss on disposal of assets.	—	—	—
Interest expense, net	(298,649)	(230,812)	(529,461)
Net income (loss) before Income taxes and extraordinary item	871,253	(2,620,621)	(1,749,368)
Income taxes	24,592	(5,620)	18,972

Net income (loss) before extraordinary item	895,845	(2,626,241)	(1,730,396)
Extraordinary item-trouble debt restructure (loss) gain	—	—	—
Net income (loss)	$895,845	$(2,626,241)	$(1,730,396)

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Impairment of long-lived assets and valuation of intangible assets. We assess the impairment of long-lived assets and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•             significant underperformance relative to expected historical or projected future operating results;

•             significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•             significant negative industry or economic trends.

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We had intangible show rights that amounted to a net $3.4 million as of December 31, 2001.  Future events could cause us to conclude that impairment indicators exist and that such intangible assets are impaired.  Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

Year Ended December 31, 2001 versus Year Ended December 31, 2000

Net Revenues

Net revenues were approximately $23,761,000 for the year ended December 31, 2001 compared to $24,137,000 for the year ended December 31, 2000, a decrease of $376,000, or 1.6%.  Our revenue is derived from five business units—Casinos, Events, Merchandise, Theaters and Production Services—categorized by three reportable segments—Casinos, Theaters and Production Services.  Revenues from the Events business unit are reported under the Casinos segment and revenues from the Merchandise business unit are reported under the Theaters segment.

Casinos revenues were approximately $7,115,000 for the year ended December 31, 2001 compared to $8,982,000 for the year ended December 31, 2000, a decrease of $1,867,000, or 20.8%.  This decrease was primarily attributable to a decrease in limited engagements and corporate events.

Production Services revenues were approximately $11,000 for the year ended December 31, 2001 compared to $30,000 for the year ended December 31, 2000, a decrease of $19,000, or 63.3%.  The decrease was primarily attributable to a reduction in equipment rental revenues.

Theaters revenues were approximately $16,635,000 for the year ended December 31, 2001 compared to $15,126,000 for the year ended December 31, 2000, an increase of $1,509,000, or 10.0%.  The increase was primarily attributable to the addition of Country Tonite offset by the discontinuation of the shows in Orlando, Florida.

Cost of Revenue

Total cost of revenues were $21,425,000 for the year ended December 31, 2001 compared to $20,593,000 for the year ended December 31, 2000, an increase of $832,000, or 4.0%.  Cost of revenues increased to 90.2% of net revenues for the year ended December 31, 2001, as compared to 85.3% for the year ended December 31, 2000.  This increase in the cost of revenues as a percent of net revenues was primarily attributable to the change in the mix of revenues.

Selling, General and Administrative

Selling, general and administrative costs were approximately $2,644,000 for the year ended December 31, 2001 compared to $4,156,000 for the year ended December 31, 2000, a decrease of $1,512,000, or 36.4%.  Selling, general and administrative costs decreased to 11.1% of net revenues for the year ended December 31, 2001, as compared to 17.2%. This decrease in selling, general and administrative costs as a percent of net revenues was primarily due to the implementation of cost saving measures and a decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization was $912,000 for the year ended December 31, 2001 compared to $1,077,000 for the year ended December 31, 2000, a decrease of $165,000, or 15.3%.  This decrease was primarily due to having less assets and as a result of the foreclosure of certain assets in 2000.

Write-off of Acquisition Costs

For the year ended December 31, 2000, On Stage wrote off acquisition costs of approximately $597,000 for a show location that was put into full production.

Operating Loss

The operating loss for the year ended December 31, 2001, was approximately $1,220,000, as compared to $2,297,000 for the year ended December 31, 2000.

Other Income

Other income in 2000 represents reduction of past accreted liabilities related to professional services.

Loss on Disposal of Assets

For the year ended December 31, 2000, a loss on disposition of assets amounted to $1,575,000, of which $648,000 was attributable to the sale of On Stage Theaters Surfside Beach, Inc. and $927,000 related to obsolete equipment.

Interest Expense, Net

Interest expense was approximately $529,000 for year ended December 31, 2001, as compared to $1,212,000 for the year ended December 31, 2000, a decrease of $683,000, or 56.4%.  The decrease was primarily due to the restructuring of the outstanding debts with Imperial Credit Commercial Mortgage Investment Corp. (“ICCMIC”) and First Security Bank of Nevada (“First Security”).

Income Taxes

Income tax was a credit of approximately $19,000 for the year ended December 31, 2001, compared to $91,000 for the year ended December 31, 2000.  The credit in 2001 was primarily due to a favorable settlement of past state tax.

At December 31, 2001 and December 31, 2000 we had federal net operating loss carry-forwards of approximately $16,101,113 and $14,570,050, respectively.  Under Section 382 of the Internal Revenue Code, certain significant changes in ownership that we are currently undertaking may restrict the future utilization of these tax loss carry-forwards.  Because we cannot determine that we are more likely than not to recognize the deferred tax assets, we have provided a full valuation allowance on the deferred tax assets.

Extraordinary Item

During the year ended December 31, 2000, we recorded a net gain on troubled debt restructuring of $141,122.

Seasonality and Quarterly Results

Our business has been, and is expected to remain, highly seasonal, with the majority of our revenue generated during the months of April through October.  Our Legends shows in Branson, Missouri, and Myrtle Beach, South Carolina, are dark during the month of January, and our Country Tonite show is dark during the months of January and February.  Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March to offset the seasonality in our revenues.

The following table sets forth our net revenue for each of the last eight quarters ended December 31, 2001:

	Net Revenues
	March 30,	June 30,	September 30,	December 31,
	($ in thousands)
Fiscal 2000	$6,106	$7,151	$6,393	$4,487
Fiscal 2001	$4,026	$6,470	$7,322	$5,943

Liquidity and Capital Resources

General

We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing.  To ensure meeting future working capital requirements, we have taken significant cost-cutting measures, including, but not limited to, a reduction in staff to cut overhead by approximately $450,000 per year, elimination of unnecessary warehouse space for an annual savings of approximately $35,000, and other measures that amount to approximately $150,000 annually.  Based on our proposed plans and assumptions relating to our operations, we anticipate that our current cash and cash equivalent balances, and anticipated revenue from operations, are sufficient to fund our ongoing operations for the next 12 months.

Cash Flows

For the year ended December 31, 2001, we had net cash used in operations of approximately $1,779,000.  The cash used in operations was primarily attributable to the net loss and the paydown of accounts payable.  For the year ended December 31, 2000, we had net cash provided by operations of approximately $137,000.  The cash provided by operations was primarily attributable to a decrease in accounts receivable, inventory, deposits, increase in accounts payable and accrued expenses, partially offset by the net loss for the period and an increase in prepaid and other assets.

The net cash used in investing activities for the year ended December 31, 2001, of $1,142,000 was primarily attributable to capital expenditures, in addition to the acquisition of show rights.  The net cash provided by investing activities for the year ended December 31, 2000, of $1,893,000 was primarily attributable to proceeds from the sale of the Legends in Concert Theater in Surfside Beach, South Carolina.

Net cash provided by financing activities for the year ended December 31, 2001, of $3,359,000 was primarily attributable to the proceeds from the issuance of convertible debentures and Series A Convertible Preferred Stock, partially offset by the repayment on short-term borrowings.  Net cash used in financing for the year ended December 31, 2000, of $1,886,000 was primarily attributable to repayments of long-term debt and the working capital line, offset by proceeds from convertible debentures.

Working Capital Deficit

At December 31, 2000, we had a working capital deficit of approximately $2,615,000, which resulted primarily from decreases in accounts receivable, inventory, a note payable due from an officer, and increases in accrued payroll, other liabilities and long-term debt, which was partially offset by increases in cash and convertible debentures. At December 31, 2001, we had working capital deficit of approximately $1,250,000, which resulted primarily from a decrease in accounts payable, and an increase in cash from the issuance of Series A Convertible Preferred Stock, offset by an increase in accrued liabilities and dividends payable.

Subsequent Events

In March 2002, MDC agreed to loan us $1,300,000.  The first loan, in the amount of $700,000, will be used (1) to reimburse MDC for expenses incurred on behalf of On Stage, including but not limited to attorneys’ fees incurred in connection with this loan, and (2) for working capital purposes within the ordinary course of business.  The outstanding principal amount of the loan plus the capitalized interest is due and payable on July 1, 2002.  MDC, at its sole discretion, can extend the maturity date to December 31, 2006.  The second loan, in the amount of $600,000, will be deposited in a separate bank account and will be withdrawn only for direct use in connection with our participation and investment in a potential future project.  Interest on both notes is payable at the rate of 15% per annum, compounded quarterly.  In connection with the $700,000 and $600,000 promissory notes, MDC received warrants to purchase an additional 1,346,154 and 1,153,846 shares of our common stock, respectively, at an exercise price of $0.50 per share exercisable for a 10-year period.

Impact of Inflation

We believe that inflation has not had a material impact on our operations.  However, substantial increases in material costs could adversely affect our operations for future periods.

Impact of Terrorist Activities

Our business depends on the free flow of products and services through the channels of commerce.  Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether.  Further delays or stoppages in transportation, mail, financial or other services could have an adverse effect on our business, results of operations and financial condition.  Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities.  We may also experience delays in receiving payments from our payers that have been affected by the terrorist activities and potential activities.  The United States economy in general, and tourism-dependent businesses in particular, are being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our business.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of intangible show rights is $3,366,307. Amortization expense during the twelve-month period ended December 31, 2001 was $189,607.  We believe the adoption of SFAS 141 and 142 will have no material impact on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  We believe the adoption of this Statement will have no material impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  We believe the adoption of this Statement will have no material impact on our financial statements.

ITEM 7.  Financial Statements and Supplementary Data

  Submitted on a separate section of this report, commencing on page F-1 and incorporated by reference.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following sets forth biographical information about each of On Stage’s directors and executive officers who served during 2001 or who are presently serving in those capacities.

Name	Age	Position
John W. Stuart	59	Chairman and Founder
Timothy J .Parrott	54	Chief Executive Officer
Jeffery T. Victor	38	President & Chief Operating Officer
Margaret A. Freman	43	Senior Vice President & Chief Financial Officer
Gregory McIntosh	45	Director
Robert B. Hellman, Jr.	40	Director
Fred Ordower	49	Director
John D. Weil	54	Director
Sigmund Rogich	57	Director

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

Jeffrey T.  Victor has served as the Chief Operating Officer and Executive Vice President of On Stage since October 2000, and in January 2002, Mr. Victor was promoted to President of On Stage.  Prior to that, Mr. Victor was the Vice President and General Manager of Paramount’s $70 million Star Trek Experience at the Las Vegas Hilton where he managed a staff of 300 and increased profitability by 40%, since 1999.  Prior to that, since 1993, Mr. Victor served in various managerial positions, including Corporate Vice President of Entertainment, at Boomtown Casinos.

Margaret A. Freman has served as Senior Vice President and Chief Financial Officer of On Stage since May 2001.  Prior to that, Ms. Freman was Chief Financial Officer and Vice President of Houlihan, Lokey, Howard & Zukin, Inc. since 1993.  Ms. Freman received a Bachelor of Science degree in 1981 from Indiana University, and became a Certified Public Accountant in 1983 in the state of California.

Gregory J.  McIntosh has been a director of On Stage since October 2000.  Mr. McIntosh is a real estate consultant and was employed from July 1998 through December 2001 by Imperial Credit Commercial Mortgage Investment Corp. and its affiliates in various capacities, including Senior Vice President and consultant.  Previously, Mr. McIntosh was Chief Operating Officer and 20% shareholder of a privately held manufacturing company.

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

Fred Ordower has been a director of On Stage since March 2001, and has served as an advisor to the company since July 1998.  Mr. Ordower has been a Senior Executive of ABC Family Worldwide, Inc. (formerly, Fox Family Worldwide, Inc.) since August 1997.  Since February 1997, Mr. Ordower has been the President of Evergreen Events, Inc., which provides business development and marketing advisory services related to the convergence of technology and entertainment.  From 1992 through 1996, Mr. Ordower was Executive Vice President of Universal (formerly MCA) Music Entertainment Group.  From 1987 through 1992, Mr. Ordower was founder and chief operating officer of Ogden Presents, and Vice President, Business Development of Ogden Entertainment Services, both subsidiaries of a Fortune 500 conglomerate.

John D. Weil has served as a director of On Stage since September 2001.  Mr. Weil currently serves as an Operating Affiliate of MDC.  From 1999 until 2001, Mr. Weil served as Executive Vice President and Chief Financial Officer of DIMAC Marketing Partners, Inc.  From 1997 until 1999, Mr. Weil served as President and Chief Executive Officer of USA Operations for International Data Response Corporation.  In 1995, Mr. Weil joined MDC to assist in portfolio management. From 1982 until 1994 Mr. Weil served as President and Chief Executive Officer of American Envelope Company.

Sigmund Rogich has served as a director of On Stage since October 2001.  Mr. Rogich is President of The Rogich Communications Group.  In 1973 Mr. Rogich founded R&R Advertising, the largest advertising agency in the state of Nevada.  Today, R&R Advertising continues to handle all the advertising and media for both the Las Vegas Convention & Visitor’s Authority and the Nevada State Tourism Board.

Compensation of Directors

Directors currently are not paid a fee for their services, but are reimbursed for all reasonable expenses incurred in attending board meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all forms they file under Section 16(a). Based solely on our review of the copies of forms we received, we believe that Ms. Freman, Mr. McIntosh, Mr. Hellman, Mr. Ordower and Mr. Weil failed to file the required reports on Form 3 when due in 2001, but filed reports on Form 5 in 2002 disclosing their beneficial ownership, and that Mr. Rogich did not file his report on Form 3, which was due in October 2001, until March 2002.

ITEM 10.  Executive Compensation.

	Summary Compensation Table						Long Term Compensation
Name and Principal Position	Annual Compensation				Other Annual Compensation		Securities Underlying Options/SAR	All Other Compensation
	Year	Salary	Bonus
John W. Stuart	2001	$350,000	$150,000	(5)	$25,316	(3)	—	—
Chairman and	2000	$308,333	$87,500	(2)	$24,612	(3)	—	—
Founder	1999	$250,000	—		$35,869	(4)	300,000	—

Timothy J. Parrott	2001	$215,000	—		—		—	—
Chief Executive Officer	2000	$1	—		$23,000	(1)	—	—

Jeffrey T. Victor	2001	$150,000	—		$8,326	(6)	—	—
President and Chief	2000	$33,461
Operating Officer

Margaret A. Freman	2001	$77,885	—		4,248	(6)	—	—
Senior Vice President and Chief Financial Officer

1)                   Represents housing and transportation costs associated with staying in Las Vegas.

2)                   Bonus paid in 2000 per employment agreement.

3)                   Represents car and health allowance paid.

4)                   Represents $11,971 in unused vacation time accrued but not paid and $23,898 of car allowance and health allowances accrued, of which $14,895 was paid in 1999.  Does not include $149,686 of rent accrued for the leases to On Stage of which $76,028 was paid in 1999.

5)                   Bonus paid in 2001 per employment agreement.

6)      Represents health insurance premiums paid.

Option Grants.

The table below sets forth the grants of stock options to the persons named in the Summary Compensation Table during the year ended December 31, 2001:

Option Grant in Last Fiscal Year
Name and Principal Position	Option Granted		Percent of Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential 5%	Potential realizable value at assumed rate of Stock Price appreciation for Option Term
Margaret A. Freman Senior Vice President and Chief Financial Officer	150,000	(1)	69.8%	$0.58	90 days after termination of employment	$0.00	$0.00

(1) Issued in connection with her employment.

Option Exercise and Fiscal Year-End Option Values

The following table summarizes the value of vested and unvested in-the-money options for the persons named in the Summary Compensation Table at December 31, 2001.  Year-end values are based upon a price of $0.81 per share, which was the closing market price of a share of common stock on December 31, 2001.  No options were exercised by the named executive officers in 2001.

Aggregated Option Exercise in Last Year and Year-End Option Values
	Number of Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John W. Stuart	375,000	—	$—	$—
Timothy J. Parrott	250,000	500,000	$77,500	$155,000
Jeffrey T. Victor	50,000	150,000	$15,500	$46,500
Margaret A. Freman	—	150,000	$—	$34,500

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 14, 2002 regarding the ownership of On Stage common stock by:

(1) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock;

(2) each director;

(3) each executive officer named in the Summary Compensation Table; and

(4) all current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.  In accordance with the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of common stock that can be acquired by that person within 60 days, upon the exercise of options or warrants.  Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised.  Percentages herein assume a base of 11,307,930 shares of common stock outstanding as of March 14, 2002.  The address of all officers and directors is in care of On Stage at 4625 West Nevso, Las Vegas, NV 89103.

Name	Number of Shares Beneficially Owned	Percentage of Class
John W. Stuart	3,551,155	31.4%
Timothy J. Parrott (1)	2,880,000	24.9%
Jeffrey T. Victor (2)	50,000	*
Imperial Credit Commercial Mortgage Investment Corp. (3) 23550 Hawthorne Blvd., Bldg. #1 Torrance, CA 90505	1,756,122	15.1%
Fred Ordower(4)	75,000	*
MDC Management Co. IV, LLC (5) 3000 Sand Hill Road Building 3, Suite 290 Menlo Park, CA 94025	1,168,743	9.3%
Robert B. Hellman, Jr. (6)	1,188,000	9.5%

All executive officers and directors as a group (4 persons)	7,744,155	60.2%

*Less than one percent

(1) Includes 250,000 shares of common stock issuable upon the exercise of options.

(2) Includes 50,000 shares of common stock issuable upon the exercise of options.

(3) Includes 325,000 shares of common stock issuable upon the exercise of warrants.

(4) Includes 75,000 shares of common stock issuable upon the exercise of options.

(5) Includes 1,168,743 shares of Series A Convertible Preferred Stock, which is convertible into shares of common stock.

(6) Mr. Hellman is a managing director or officer of (1) Delta Fund LLC ("Delta"), which directly holds 17,012 shares of our Series A Convertible Stock, which is convertible into shares of common stock, securities and (2) MDC Management Co. IV LLC which is the sole general partner of (A) McCown De Leeuw and Company IV Associates LP ("MDC Associates"), which directly holds 17,541 shares of our Series A Convertible Stock, which is convertible into shares of common stock, securities and (B) McCown De Leeuw and Company IV LP ("MDC LP"), which directly holds 1,153,447 shares of our Series A Convertible Stock, which is convertible into shares of common stock. Mr. Hellman may be deemed to have indirect beneficial ownership of the securities held by Delta, MDC Associates and MDC LP. However, Mr. Hellman, acting alone, does not have voting or investment power with respect to those securities directly beneficially owned by Delta, MDC Associates and MDC LP, and disclaims beneficial ownership of those securities, except to the extent of his pecuniary interest in Delta, MDC Associates and MDC LP.

ITEM 12.  Certain Relationships and Related Transactions

None

ITEM 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.1

Asset Purchase Agreement by and among on Stage Entertainment, Inc., Country Tonite Branson, LLC, Bounce Back Technologies.com, Inc., Country Tonite Enterprises, Inc. and CRC of Branson, Inc. dated as of January 29, 2001 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated February 1, 2001 filed with the SEC on May 29, 2001).

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-24681)(the "SB-2")).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Amendment No. 3 to SB-2).
3.3

Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 filed as an exhibit to Amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000).

4.1	Specimen Stock Certificate Representing the Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form SB-2 (the "Amendment No. 3 to SB-2")).
4.2	Specimen Warrant Certificate Representing the Warrants (incorporated by reference to Exhibit 4.2 to the Amendment No. 3 to SB-2).
4.3	Form of Public Warrant Agreement (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to SB-2).
4.4	Form of Underwriter’s Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Amendment No. 3 to SB-2).
4.5	Form of Warrant issued to McCown De Leeuw and Company IV, LP, McCown De Leeuw and Company IV Associates, LP, and Delta Fund, LP*
10.1	Employment Agreement between the Registrant and John W. Stuart (incorporated by reference to Exhibit 10.1 to the SB-2).
10.2

Employment Agreement dated September 27, 2000 between the Registrant and Jeffrey Victor (incorporated by reference to Exhibit 10.1 filed as an exhibit to the Quarterly Report on Form 10-QSB for the period ended September 30, 2001 (the "September 30, 2001 10-QSB")).

10.3	Confidentiality and Non-Competition Agreement between the Registrant and Jeffrey Victor (incorporated by reference to Exhibit 10.2 to the September 30, 2001 10-QSB).
10.4	Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the SB-2).
10.5

Entertainment Production Agreement between the Registrant, Imperial Palace, Inc.  and John W.  Stuart dated December, 1995 (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act.  Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.) (incorporated by reference to Exhibit 10.14 to the Amendment No. 3 to SB-2).

10.6

Agreement between the Registrant and Bally’s Park Place, Inc.  dated September 1, 1994 and subsequent renewal letters (Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act.  Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.) (incorporated by reference to Exhibit 10.15 to the Amendment No. 3 to SB-2).

10.7	Common Stock Purchase Agreement between Registrant and Interactive Events, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to SB-2).
10.8	First Security Bank Agreement (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "1999 10-KSB")).
10.9	Common Stock Purchase Agreement with Whale Securities dated December 1998 (incorporated by reference to Exhibit 10.21 to the 1999 10-KSB).
10.10	Common Stock Purchase Agreement between On Stage Entertainment, Inc. and Richard S. Kanfer (incorporated by reference to Exhibit 10.22 to the 1999 10-KSB).
10.11

Stock and Warrant Purchase Agreement between the Registrant and Purchasers dated March 13, 2001 (incorporated by reference to Exhibit 10.23 filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "2000 10-KSB")).

10.12	Investor Rights Agreement between the Registrant and Investors dated March 13, 2001 (incorporated by reference to Exhibit 10.24 to the 2000 10-KSB).
10.13	Right of First Refusal and Co-Sale Agreement between the Registrant and Investors dated March 13, 2001 (incorporated by reference to Exhibit 10.25 to the 2000 10-KSB).
10.14	Voting Agreement between the Registrant and Key Holders dated March 13, 2001 (incorporated by reference to Exhibit 10.26 to the 2000 10-KSB).
10.15	Advisory Services Agreement between the Registrant and MDC Management Company IV, L.P. dated March 13, 2001 (incorporated by reference to Exhibit 10.27 to the 2000 10-KSB).
10.16

Co-Sale Agreement between the Registrant and Investors and Imperial Credit Commercial Mortgage Investment Corporation dated March 13, 2001 (incorporated by reference to Exhibit 10.28 to the 2000 10-KSB).

10.17	Form of Series A Preferred Stock Warrant (incorporated by reference to Exhibit 10.29 to the 2000 10-KSB).
10.18	Form of Preferred Stock Warrant (incorporated by reference to Exhibit 10.30 to the 2000 10-KSB).
10.19	Lease Agreement between the Registrant and OFT, Ltd. dated March 2001 (incorporated by reference to Exhibit 10.31 to the 2000 10-KSB).
10.20	Form of Promissory Note to McCown De Leeuw and Company IV, LP, McCown De Leeuw and Company IV Associates, LP, and Delta Fund, LP*
21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Certified Public Accountants*

* Filed herewith

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Dated: March 28, 2002	By:/s/ Timothy J. Parrott
Timothy J. Parrott, Chief Executive Officer

Dated: March 28, 2002	By: /s/ Margaret Ann Freman
Margaret Ann Freman, Senior Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Parrott	Chief Executive Officer	March 28, 2002
Timothy J. Parrott

/s/ John W. Stuart	Chairman and Founder	March 28, 2002
John W. Stuart

/s/ Jeffrey T. Victor	President and Chief Operating Officer	March 28, 2002
Jeffrey T. Victor

/s/ Margaret Ann Freman	Senior Vice President and Chief Financial Officer	March 28, 2002
Margaret Ann Freman

/s/ Gregory J. McIntosh	Director	March 28, 2002
Gregory J. McIntosh

/s/ Robert B. Hellman, Jr.	Director	March 28, 2002
Robert B. Hellman, Jr.

/s/ Fred Ordower	Director	March 28, 2002
Fred Ordower

/s/ John D. Weil	Director	March 28, 2002
John D. Weil

/s/ Sigmund Rogich	Director	March 28, 2002
Sigmund Rogich

On Stage Entertainment, Inc. and Subsidiaries

-----------------------

Consolidated Financial Statements

For the Years Ended December 31, 2000 and 2001

----------------------

ON STAGE ENTERTAINMENT, INC.  AND SUBSIDIARIES

Report of Independent Certified Public Accountants

Board of Directors and Stockholders of On Stage Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of On Stage Entertainment, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On Stage Entertainment, Inc. and Subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
March 1, 2002

ON STAGE ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2000	2001
Assets
Current assets
Cash and cash equivalents	$517,353	$955,363
Accounts receivable, net	561,239	650,188
Inventory	89,996	90,423
Deposits	166,092	223,601
Prepaid and other assets	291,652	343,307

Total current assets	1,626,332	2,262,882
Property, equipment and leasehold improvements (Notes 1 and 2)	6,185,424	7,081,925
Less: Accumulated depreciation and amortization	(5,346,133)	(6,070,919)
Property, equipment and leasehold improvements, net	839,291	1,011,006
Due from officer (Note 10)	—	203,318
Direct acquisition costs (Note 11)	100,000	—
Show rights, net of accumulated amortization of $189,607	—	3,366,307
Total Assets	$2,565,623	$6,843,513
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit

Current liabilities

Accounts payable	$1,625,040	$205,223
Accrued payroll and other liabilities	1,316,329	1,853,726
Accrued dividends payable (Notes 4 and 6)	—	758,000
Convertible debentures, net of beneficial conversion (Note 4)	700,000	143,353
Current maturities of long-term debt (Note 3)	600,000	552,662
Total current liabilities	4,241,369	3,512,964
Long-term debt, less current maturities (Note 3)	551,798	—
Total liabilities	4,793,167	3,512,964
Commitments and contingencies (Note 7)

Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 Shares authorized; 1,852,632 issued and outstanding, liquidation price $8,000,000	—	8,056,014

Stockholders’ deficit (Notes 2 and 8)
Common stock; par value $0.01 per share; authorized 100,000,000 shares; 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	12,652,111	16,754,991
Accumulated deficit	(14,992,734)	(21,593,535)
Total stockholders’ deficit	(2,227,544)	(4,725,465)
Total liabilities and stockholders’ deficit	$2,565,623	$6,843,513

See accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	2001
Net revenues	$24,137,441	$23,760,555
Cost of revenues	20,593,397	21,425,173
Gross profit	3,544,044	2,335,382
Operating expenses
Selling, general and administrative	4,155,991	2,643,650
Depreciation and amortization	1,076,504	911,639
Expenses at closed locations (Note 11)	608,878	—
Total operating expenses	5,841,373	3,555,289
Operating loss	(2,297,329)	(1,219,907)
Other income	333,657	—
Loss on disposal of assets (Note 10)	(1,575,628)	—
Interest expense, net (Notes 3 and 4)	(1,212,097)	(529,461)
Loss before income taxes and extraordinary item	(4,751,397)	(1,749,368)
Income taxes (Note 13)	91,391	(18,972)
Loss before extraordinary item	(4,842,788)	(1,730,396)
Extraordinary item - troubled debt restructure gain, net (Note 2)	141,122	—
Net loss	(4,701,666)	(1,730,396)

Deemed dividends for preferred stock	—	(4,014,905)
Dividends accreted for preferred stock	—	(97,500)
Dividends accrued for preferred stock	—	(758,000)
Net loss applicable to common shares	$(4,701,666)	$(6,600,801)

Basic and diluted loss per share from continuing operations	$(.58)	$(.58)
Basic and diluted income per share from extraordinary item	$.01	$—
Basic and diluted loss per share	$(.57)	$(.58)
Basic and diluted average number of common shares outstanding	8,298,336	11,307,930

See accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2000	7,226,808	$72,268	$11,430,336	$(10,291,068)	$1,211,536

Issuance of common stock in connection with Debt Restructuring with ICCMIC (Note 2)	4,061,122	40,611	1,177,725	—	1,218,336
Issuance of common stock in connection with services rendered	20,000	200	6,050	—	6,250
Beneficial conversion feature (Note 4)	—	—	38,000	—	38,000
Net loss for the year	—	—	—	(4,701,666)	(4,701,666)
Balance, December 31, 2000	11,307,930	$113,079	$12,652,111	$(14,992,734)	$(2,227,544)

Deemed dividends recognized on Series A Convertible Preferred Stock (Notes 4 and 6)	—	—	4,014,905	(4,014,905)	—
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(758,000)	(758,000)
Beneficial conversion on Convertible Debentures (Note 4)	—	—	87,975	87,975
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(97,500)	(97,500)
Net loss for the year	—	—	—	(1,730,396)	(1,730,396)
Balance, December 31, 2001	11,307,930	$113,079	$16,754,991	$(21,593,535)	$(4,725,465)

See accompanying summary of accounting policies and notes to consolidated financial statements.

ON STAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	Years ended December 31,
	2000	2001
Cash flows from operating activities
Net loss	$(4,701,666)	$(1,730,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	6,250	—
Beneficial conversion	38,000	—
Depreciation and amortization	1,076,504	914,393
Amortization of beneficial conversion	—	81,328
Write off of direct acquisition costs	597,328	—
Extraordinary gain on debt restructure	(141,122)	—
Loss on disposal of property, plant and equipment	1,575,628	—
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	688,380	(88,949)
Inventory	144,583	(427)
Deposits	32,431	(21,240)
Prepaid and other assets	(53,378)	(48,901)
Accounts payable	180,162	(1,419,817)
Accrued payroll and other liabilities	693,451	534,643
Total adjustments	4,838,217	(48,970)
Net cash provided by (used in) operating activities	136,551	(1,779,366)
Cash flows from investing activities
Proceeds from sale of assets	2,000,000	—
(Advances on) proceeds received on receivable from officer	117,906	(203,318)
Capital expenditures	(125,288)	(688,684)
Acquisition of show rights	(100,000)	(250,000)
Net cash provided by (used in) investing activities	1,892,618	(1,142,002)
Cash flows from financing activities:
Repayment on long-term borrowing	(2,127,257)	(599,136)
Repayment on working capital line	(459,146)	—
Proceeds received from convertible debentures	700,000	650,000
Conversion of debentures	—	58,514
Proceeds from issuance of Series A Preferred Stock	—	6,700,000
Repayment of short term borrowing	—	(3,450,000)
Net cash provided by (used in) financing activities	(1,886,403)	3,359,378
Net increase (decrease) in cash and cash equivalents	142,766	438,010
Cash and cash equivalents at beginning of year	374,587	517,353
Cash and cash equivalents at end of year	$517,353	$955,363
Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
Interest	$2,020,926	$529,461
Taxes	$91,391	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

In June 2000, ICCMIC foreclosed on properties with assets having a net book value of $13,918,309.  The Company received an aggregate credit of $9.0 million and correspondingly wrote off debt financing costs of $927,190.

On October 12, 2000, 4,061,122 shares were issued to ICCMIC in exchange for its remaining outstanding debt of $8.2 million.

Issuance of $1,350,000 convertible debentures during late 2000 and early 2001 resulted in a beneficial conversion of $87,975 in 2001.

Issuance of short-term note of $3,450,000 (and cash of $350,000) to acquire intangible show rights and equipment in February 2001.

Issuance of $7,958,514 of Series A Convertible Preferred Stock resulted in a deemed dividend of $4,014,905 in 2001.

Accretion of discount and fees on Series A Convertible Preferred Stock of $97,500 in 2001.

Accrued dividends of $758,000 on Series A Convertible Preferred Stock were recognized in 2001.

ON STAGE ENTERTAINMENT, INC.  AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

BUSINESS ACTIVITY

On Stage Entertainment, Inc.  (the “Company”) produces and sells live entertainment and operates live theaters and dinner theaters worldwide.  The Company has continuous running shows in gaming and resort venues in California, Missouri, Nevada, New Jersey, and South Carolina.  The Company was incorporated on October 30, 1985 in the state of Nevada.

PRINCIPLES OF CONSOLIDATION

The financial statements include the amounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation (the “Company” or “OSE”) and its subsidiaries, Legends in Concert, Inc., a Nevada corporation (“LIC”); On Stage Marketing, Inc., a Nevada corporation (“Marketing”); On Stage Theaters, Inc., a Nevada corporation (“Theaters”); Wild Bill’s California, Inc., a Nevada corporation (“Wild Bills”); On Stage Merchandise, Inc., a Nevada corporation (“Merchandise”); On Stage Events, Inc., a Nevada corporation (“Events”); On Stage Casino Entertainment, Inc.  a Nevada corporation (“Casino”); On Stage Productions, Inc., a Nevada corporation (“Productions”); On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation (“North Myrtle”); and On Stage Theaters Surfside Beach, Inc., a Nevada corporation (“Surfside”); (collectively, the “Subsidiaries”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated group is referred to collectively and individually as the “Company.”

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

Accounts receivable and revenue are recorded as the stage productions are run.  Accounts receivable represents cash collected subsequent to the date on which the show ran.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

INVENTORY

Inventory consists of gift shop and concession items, as well as food and beverage supplies, and are stated at cost on a first-in, first-out basis.

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

LOSS PER SHARE

Statement of Financial Accounting Standard No. 128, Earning per Share, provides for the calculation of Basic and Diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.

For the year ended December 31, 2000, potential diluted securities representing 5,850,005 outstanding options and warrants are not included since their effect would be anti-dilutive.  For the year ended December 31, 2001, potential dilutive securities representing 1,624,400 outstanding stock options, 4,410,155 outstanding common stock warrants and 1,852,632 shares of preferred stock, which are convertible into 18,526,326 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 13,600,000 shares of preferred stock which further convert into 27,200,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels.  These potential dilutive securities are not included, since their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash, accounts receivable, current maturities of long-term debt, and accounts payable, approximate fair value because of their short maturity.

The carrying amount of long-term debt and convertible debt approximates fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 2000 and 2001.

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

CONCENTRATION OF CREDIT RISK

The Company places its cash and temporary cash investments with banking institutions.  At December 31, 2000, the Company had $194,600 and $125,300 on deposit at two different banks.  At December 31, 2001, the Company had $702,500 on deposit at one bank.  Account balances at an individual bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

SEGMENT REPORTING

Statement of Financial Accounting Standards No.  131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.  131”) requires that the public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the “FASB”) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that On Stage recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that On Stage reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

On Stage’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of intangible show rights is $3,366,307. Amortization expense during the twelve-month period ended December 31, 2001 was $189,607.  On Stage believes the adoption of SFAS 141 and 142 will have no material impact on its financial position and results of operations.

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

NOTE 1 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	December 31,
	2000	2001
Stage equipment	$3,127,015	$3,320,847
Scenery and wardrobe	1,332,121	1,375,065
Furniture and fixtures	830,808	1,376,946
Vehicles	8,234	8,234
Leasehold improvements	887,246	1,000,833

	6,185,424	7,081,925
Less accumulated depreciation and amortization	(5,346,133)	(6,070,919)
Total property, equipment and leasehold improvements, net	$839,291	$1,011,006

NOTE 2 - DEBT RESTRUCTURE

As of October 7, 1998, the Company had borrowed an aggregate of $14,150,000 from Imperial Credit Commercial Mortgage Investment Corp. (“Mortgage Lender”).  On May 24, 1999 the Company received notice of default from its Mortgage Lender.  On November 5, 1999, the Company received a formal demand from its Mortgage Lender to pay them the sum of $16,163,305 as a guarantor under the loan, which represented all of the indebtedness, including late charges and default interest, due the Mortgage Lender as of that date.  On November 12, 1999, the Mortgage Lender filed a complaint against the Company in the District Court for Clark County, Nevada, alleging, among other things, that the Company breached the guaranty.  On December 10, 1999, the Company agreed to allow the Mortgage Lender to obtain a judgment against the Company for the amount of the guaranty, in return for a forbearance on the collection of this judgment until March 31, 2000.  The Mortgage Lender extended the date for collection on this judgment until May 1, 2000.

On December 9, 1999, the Mortgage Lender obtained judgment of foreclosure against the subsidiaries, Fort Liberty, Inc. and King Henry’s, Inc., for the sale of the Fort Liberty Shopping Complex and Wild Bill’s Dinner Theater in Kissimmee, Florida and The King Henry’s Feast in Orlando, Florida.

On January 5, 2000, the Mortgage Lender obtained a foreclosure decree for the judicial sale of the Legends in Concert Family Theater in Surfside Beach, South Carolina.

During the period, the Company continued to attempt to renegotiate the terms of the credit facilities, to obtain extensions of the terms of those facilities and to seek alternative additional financing.

On January 24, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry’s Feast Theater in Orlando, Florida from January 26, 2000 until March 8, 2000. On March 7, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry’s Feast Theater from March 7, 2000 until April 5, 2000. On March 30, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the King Henry’s Feast Theater from April 4, 2000 until May 3, 2000.

On January 25, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty Shopping Complex/Wild Bill’s Dinner Theater Extravaganza in Kissimmee, Florida from January 25, 2000 until March 7, 2000. On March 7, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty property from March 7, 2000 until April 4, 2000. On March 30, 2000, the Company reached an agreement with its Mortgage Lender to extend the foreclosure sale date on the Fort Liberty property from April 4, 2000 until May 2, 2000.

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

On September 15, 2000, the Company was able to sell the assets of the Surfside Beach Theater independently and used the proceeds to pay off its debt with its Mortgage Lender (see Note 12).

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

As a result of the debt restructuring, the Company recorded a net troubled debt restructuring gain of $141,122 for the year ended December 31, 2000, in the following quarters:

Quarter ended	Gain (Loss)
March 31, 2000	$(6,861,418)
June 30, 2000	—
September 30, 2000	(56,591)
December 31, 2000	7,059,431
$141,122

Furthermore, the Company restructured its remaining debt of approximately $1.2 million with First Security.  Under the terms of the agreement with First Security, effective August 1, 2000, the Company is paying $50,000 per month, maturing September 1, 2002.  The loan accrues interest at the rate of prime plus 2% (6.75% at December 31, 2001).

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:	December 31,
	2000	2001
First Security Bank debt with a interest rate of Prime plus 2% (9.5% at December 31, 2000, and 6.75% at December 31, 2001) due in monthly installments of approximately $50,000, maturing September 1, 2002, secured by first lien position in property	$1,151,798	$552,662

Less current maturities	600,000	552,662

Long-term debt, less current maturities	$551,798	$—

NOTE 4 – PRIVATE PLACEMENT

During late 2000 and early 2001, On Stage raised  $700,000 and $650,000, respectively, from accredited private investors to assist with meeting its capital requirements, paying for expenses associated with its restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s. This private placement was issued in the form of convertible debentures, which accrue interest at the rate of ten percent (10%) per annum and feature a conversion rate of $0.79.  The market price of the stock in relation to the conversion price of these convertible debentures created a beneficial conversion amount of $87,975, which is amortized over two years. The maturity dates for  $700,000 of the convertible debentures were November and December 2001, and the maturity dates for  $650,000 of the convertible debentures are January and February 2003.

On Stage offered the holders of the debentures convertible into common stock the choice to either (a) maintain the original agreement with respect to the notes, or (b) exchange the debentures with Series A Preferred Stock which contains the right to convert the preferred stock into common stock at $0.50 per share, and receive preferential dividends, payable quarterly in arrears at a rate of 12% annum, until conversion.  On June 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Preferred Stock.  The market price of the common stock on the day of the transaction in relation to the conversion price of the preferred stock resulted in a deemed dividend of $202,105. The remaining debentures were extended in December 2001, and will now mature in July 2002. Upon maturity, in addition to repayment of principal and interest, warrants to purchase common stock will be issued in an amount equal to the principal investment at an exercise price of $.54 per share.

NOTE 5 – ACQUISITION OF COUNTRY TONITE

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

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Country Tonite have been included in our consolidated financial statements since the date of acquisition. The show rights acquired (approximately $3,556,000) are being amortized on a straight-line basis over 15 years.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2000 and 2001 assume the acquisition occurred as of January 1, 2000:

	Year ended December 31, 2001	Year ended December 31, 2000

Net revenues	$23,760,555	$30,141,946
Net loss from continuing operations	(1,893,317)	(3,330,197)
Loss per common share:
Basic and diluted	(.60)	(.38)

The unaudited proforma results are not indicative of the results that would have been obtained had the acquisition happened as of an earlier date, nor are they indicative of future results.

Country Tonite had no revenue for the months of January 2000 and 2001, as the show was closed during the off-season month.

NOTE 6 – CONVERTIBLE PREFERRED STOCK

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

The first $6,000,000 investment was made on March 13, 2001, with the issuance of 1,200,000 shares of Series A Convertible Preferred Stock with a face value of $6,000,000 which was issued at a 5% discount of the face value.  In connection with the transaction, the Company agreed to reimburse MDC for fees and expenses incurred with the transaction, in the amount of $500,000, and agreed to pay MDC a transaction fee of $500,000.  These fees were deducted from the gross proceeds of the first investment funding resulting in net proceeds from the Series A Convertible Preferred Stock of $4,700,000.  For accounting purposes, the fees and expenses are being accreted over a 10 year period of time and will result in the Series A Convertible Preferred Stock accreting to its liquidation value. As of December 31, 2001, $97,500 of these fees have been accreted.  The conversion terms of the Series A Convertible Preferred Stock resulted in a deemed dividend of $2,812,800.

On March 13, 2001, On Stage entered into an advisory services agreement with MDC. On Stage agreed to pay MDC a fee of $250,000 for services rendered through March 30, 2002, and thereafter, a fee for each fiscal quarter equal to the greater of $62,500 or one-fourth of one percent (0.25%) of On Stage’s gross revenues reported for the four most recent fiscal quarters then ended.  In no event shall the fee exceed $95,000 for any one fiscal quarter.  As of December 31, 2001, $62,500 of advisory fees have been accrued. This agreement expires on March 13, 2006.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various offices, condominiums, warehouses and theaters under operating leases ranging in monthly payments from $3,141 to $70,000.  Rent and lease expense included in cost of revenues for the years ended December 31, 2000 and 2001 was $1,129,267 and $2,581,509, respectively.  Rent and lease expense included in selling, general and administrative expense for the years ended December 31, 2000 and 2001 was $216,827 and $94,183, respectively.

The total minimum rental commitment at December 31, 2001 is as follows:

Year ending December 31,	Amount
2002	$2,600,679
2003	2,603,922
2004	1,355,816
2005	1,275,410
2006 and Thereafter	3,943,824
$11,779,651

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

On October 12, 2000, the Company entered into an agreement with the principal stockholder, Timothy J. Parrott, to employ him as its President and Chief Executive Officer until October 12, 2003.  In accordance with this employment agreement, Mr. Parrott will receive an annual salary of $1.00 per the period of the date of this agreement through December 31, 2000, and $120,000 for the period January 1, 2001 through December 31, 2001, and an annual salary to be determined by the compensation committee of the Board for the period of January 1, 2002 through December 31, 2002.  On March 30, 2001, the Company agreed to increase Mr. Parrott’s salary from $120,000 per annum to $250,000, effective April 1, 2001. In October 2000, Mr. Parrott was granted 750,000 options to purchase the Company’s common stock at a strike price of $.50 as further consideration for his employment.

On October 12, 2000, the Company entered into an agreement with Jeffrey Victor, to employ him as its Chief Operating Officer and Executive Vice President, commencing on November 1, 2001, and continuing indefinitely thereafter.  In accordance with this employment agreement, Mr. Victor will receive an annual salary of $150,000.

Aggregate commitments related to employment contracts are as follows:

Year ending December 31,	Amount
2002	$900,000
2003	900,000
2004	733,561

Legal Proceedings

                In March 2002, we received notice of a civil complaint filed in the Superior Court of New Jersey—Law Division—Atlantic County on January 11, 2002, filed by former employees of Bally's Park Place, Inc., a venue for one of our full time Legends productions, against Bally's, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,00, plus cost of attorneys' fees.  We have not yet responded to the complaint and its too early for management to determine the probability of an unfavorable outcome and range of possible loss, if any.  We believe that the case is without merit with respect to us, and intend to vigorously defend the action.

NOTE 8 - STOCKHOLDER’S EQUITY

In October 2000, the Company issued 4,061,122 shares of common stock in connection with the debt restructuring.  See Note 2.

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

In April 1999, the former CFO was granted 40,000 new stock options with an exercise price of $1.50 in exchange for his old options, which had an exercise price of $5.00.  The options are treated as variable options but have no impact as the market value has not been greater than $1.50.

In October 2000, the CEO was granted 750,000 options at $.50 per share and the COO was granted 200,000 options at $.50 per share.

In May 2001, the CFO was granted 150,000 options at $.58 per share.

In August 2001, 40,000 options were granted to the general manager of the Surfside Beach, South Carolina, at $.63 per share.

Non-employee Directors’ Options

The Company provides for each non-employee director of the Company to receive, in addition to reimbursement of expenses incurred in attending Board meetings, an option to purchase 10,000 shares of Common Stock each year that he or she serves as such a director (each such year, a “Grant Year”), partially contingent upon the director’s attendance at the Company’s four scheduled Board of Director meetings during the Grant Year.  One-quarter of the annual option grant shall vest as of each of the Grant Year’s first three scheduled Board of Director meetings and the remainder of such option will vest as of the fourth scheduled meeting, provided, in the latter case, that the director has attended all four of that Grant Year’s scheduled Board meetings.

In June 2000, a director was granted 15,000 options at $5.00 per share.

In March 2001, a director was granted 25,000 options at $.50 per share.

At the Stockholders’ Annual Meeting on March 30, 2001, the stockholders approved a 2,500,000 increase to the option pool, which options are to be issued at the discretion of the Board of Directors as an incentive to management, employees and Board members.

The option and warrant activity during the years ended December 31, 2000 and 2001 is as follows:

	Number of Options and Warrants	Weighted Average Exercise Price

Options and warrants outstanding at December 31, 1999	4,885,755	$3.14
Granted	965,000.57
Canceled	(750)	(5.00)
Options and warrants outstanding at December 31, 2000	5,850,005	$3.08
Granted	215,000.58
Canceled	(30,450)	(5.00)
Options and warrants outstanding at December 31, 2001	6,034,555	$3.05

Options and warrants exercisable at December 31, 2001	5,194,555	$3.45

Information  relating  to stock  options  and  warrants  at  December  31,  2001 summarized by exercise price are as follows:

Exercise Price	Outstanding Weighed Average			Exercisable Weighted Average
Per Share	Shares	Life (Year)	Exercise Price	Shares	Exercise Price
0.50	975,000	4.73	$0.50	325,000	$0.50
0.58	150,000	9.40	0.58	—	—
0.63	40,000	9.80	0.63	—	—
1.00	602,500	5.00	1.00	602,500	1.00
1.25	325,000	2.20	1.25	325,000	1.25
1.50	1,305,788	4.90	1.50	1,305,788	1.50
4.38	75,000	7.50	4.38	75,000	4.38
4.44	250,000	2.20	4.44	250,000	4.44
5.00	234,267	5.50	5.00	234,267	5.00
5.50	1,822,500	1.60	5.50	1,822,500	5.50
8.25	114,500	1.70	8.25	114,500	8.25
9.08	140,000	1.70	9.08	140,000	9.08
Total	6,034,555	2.60	$3.05	5,194,555	$3.45

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements.  Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended December 31, 2000 and 2001 would have been reduced to the pro forma amounts presented below:

	2000	2001
Net loss applicable to common shares
As reported	$(4,701,666)	$(6,600,801)
Pro forma	$(4,766,281)	$(6,753,867)
Basic and diluted loss per share
As reported	$(.57)	$(.58)
Pro forma	$(.57)	$(.60)

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model.  The fair value was calculated in 2000 using the following assumptions: expected life of 4 to10 years, expected volatility of 203.56%, risk-free interest rates of 4.7% to 6%, and a 0% dividend yield.  The fair value in 2001 was calculated using the following assumptions: expected life of 10 years, expected volatility of 123.78%, risk-free interest rates of 4.45% to 4.6%, and a 0% dividend yield.  The weighted average fair value at date of grant for options granted during 2000 and 2001 approximated $.03 and $.40 per option, respectively.

NOTE 9 - SIGNIFICANT VENUES AND CONCENTRATION OF CREDIT RISK

Revenues from certain venues comprised 10% or more of total revenues.  The following table shows the percentage of revenues of these venues to total revenues.

	Years ended December 31,
	2000	2001
Venue A	17%	19%
Venue B	13	14
Venue C	16	18
Venue D	19	18
Venue E	27	23
	92%	92%

NOTE 10 - DUE FROM OFFICER

As of December 31, 2001, the Company had advanced $203,318 to John Stuart, an officer of the Company.  Included in this receivable balance is a note, dated April 5, 2001, in the amount of $150,000, payable in full by April 5, 2003, and bearing an interest rate of 12% per annum.  In consideration for this loan, Mr. Stuart agreed to use the funds to regain certain shares of his stock in On Stage, which he previously pledged in connection with a margin loss. Once the shares were regained, they were delivered to On Stage as security for the repayment of the advance. Mr. Stuart also entered into a post-employment non-compete agreement in favor of On Stage.

NOTE 11 - EXPENSES AT CLOSED LOCATION

In 2000, the Company wrote off acquisition costs of $608,878 on a show at a location that was not put into full production.

NOTE 12 - SALE OF THEATER

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

NOTE 13 - INCOME TAXES

Income taxes in the statement of operations consists of the following:

	2000	2001
Current
Federal	$—	$—
State	91,391	(18,975)
	$91,391	$(18,975)

Deferred taxes are as follows:

	Years ended December 31,
	2000	2001
Deferred tax assets
Allowance for doubtful accounts and other	$314,444	$50,572
Net operating loss	5,536,999	6,118,423
Total deferred tax assets	5,851,443	6,168,995
Less: valuation allowance	(5,851,443)	(6,168,995)
	$—	$—

The net deferred tax assets have a 100% valuation allowance as management cannot determine if it is more likely than not that the deferred  tax assets will be realized.

Income taxes in the statement of operations differs from the amount computed by applying the U.S. Federal income tax rate (34%) because of the effect of the following items:

	Years ended December 31,
	2000	2001
U.S. Federal statutory rate applied to pretax income (loss)	$(1,585,646)	$(581,777)
Permanent differences	(3,220)	2,892
Effect of State taxes	91,391	(18,975)
Tax effect of unrecognized net operating loss carryforward	1,588,866	578,885
	$91,391	$(18,975)

At December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $16,101,113, which expire in 2021.  Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

NOTE 14 - SEGMENT INFORMATION

The Company derives its net revenues from five business units categorized by three reportable segments.  The Casino Division (“Casinos”) primarily sells live theatrical productions to casinos worldwide for a fixed fee.  In addition this division also operates the Company’s Legends show at the Imperial Palace in Las Vegas, Nevada.  The Theaters Division (“Theaters”) owns or rents live theaters and dinner theaters in urban and resort tourist locations primarily in the United States.  This division derives its revenues from the sale of tickets and food and beverage to patrons who attend live theatrical performances at these venues.  The Events Division (“Events”) sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks and cruise lines for a fixed fee.  The Merchandise Division (“Merchandise”) sells merchandise and souvenir photography products to patrons who attend the Company’s productions.  “Events” and “Merchandise” are included in “Casinos” in the following tables.  The Production Services Division (“Production”) sells technical equipment and services to commercial clients; however, this division’s primary focus is to technically support all of the other divisions.  The Corporate office is responsible for the corporate and finance portion of the Company’s operations.

In addition to these five business units, On Stage reports corporate overhead costs through a separate segment, On Stage Entertainment (“OSE”).

On Stage’s reportable segments are strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies.  The Company’s management evaluates the performance of its operating segments based upon the profit or loss from operations.

The following table sets forth the segment profit/(loss) and asset information:

	Year Ended December 31, 2001
	Casinos	Production Services	Theaters	OSE	Total Consolidation

Revenues from external customers	$7,114,870	$11,120	$16,634,565	$—	$23,760,555
Interest expense	1,315	—	297,334	230,812	529,461
Depreciation and amortization	373,839	80,846	463,767	(6,813)	911,639
Segment profit (loss)	1,657,979	(905,244)	143,110	(2,626,241)	(1,730,396)
Segment fixed assets	2,982,142	951,552	1,992,403	1,155,828	7,081,925
Additions to long-lived assets	14,419	95,418	503,396	75,451	688,684

	Year Ended December 31, 2000
	Casinos	Production Services	Theaters	OSE	Total Consolidation

Revenues from external customers	$8,981,520	$29,719	$15,126,202	$—	$24,137,441
Interest expense	2,037	—	914,348	295,712	1,212,097
Depreciation and amortization	398,667	110,461	372,236	195,140	1,076,504
Segment profit (loss)	1,719,061	(929,562)	(8,891,081)	3,399,916	(4,701,666)
Segment fixed assets	2,967,723	856,134	1,281,187	1,080,380	6,185,424
Additions to long-lived assets	24,292	14,553	66,578	19,865	125,288

NOTE 15 - SUBSEQUENT EVENT

In March 2002, MDC agreed to loan the Company $1,300,000.  The first loan, in the amount of $700,000, will be used (1) to reimburse MDC for expenses incurred on behalf of the Company, including but not limited to attorneys’ fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business.  The outstanding principal amount of the loan plus the capitalized interest is due and payable on July 1, 2002.  MDC, at its sole discretion, can extend the maturity date to December 31, 2006.  The second loan, in the amount of $600,000, will be deposited in a separate bank account and will be withdrawn only for direct use in connection with the Company’s participation and investment in connection with a potential future project in Hawaii.  Interest on both notes is payable at the rate of 15% per annum, compounded quarterly.  In connection with the $700,000 and $600,000 promissory notes, MDC received warrants to purchase an additional 1,346,154 and 1,153,846 shares of the Company’s common stock, respectively, at an exercise price of $0.50 per share exercisable for a 10-year period.