Form 10QSB
period 2002-03-31
ON STAGE ENTERTAINMENT INC
filed 2002-05-14
CIK 1035514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29402

ON STAGE ENTERTAINMENT, INC.

(Exact Name of Small Business Issuer  as Specified in its Charter)

Nevada	88-0214292
(State or other jurisdiction of)	(IRS Employer)
(incorporation or organization)	(Identification No.)

4625 W. Nevso Drive
Las Vegas, NV 89103
(702) 252-1333
(Address of Principal Executive Offices and Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒     NO ☐

As of May 10, 2002, On Stage had outstanding 11,307,930 shares of common stock, par value $0.01 per share.

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

Item 1.  Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$741,421	$955,363
Accounts receivable, net	626,801	650,188
Inventory	84,969	90,423
Deposits	241,410	223,601
Prepaid and other assets	359,706	343,307
Total current assets	2,054,307	2,262,882
Property, equipment and leasehold improvements	6,942,974	7,081,925
Less: Accumulated depreciation and amortization	(6,111,102)	(6,070,919)
Property, equipment and leasehold improvements, net	831,872	1,011,006
Due from officer	210,039	203,318
Show rights, net of accumulated amortization of $255,254 and $189,607	3,300,660	3,366,307
Total Assets	$6,396,878	$6,843,513
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$547,132	$205,223
Accrued payroll and other liabilities	1,978,264	1,853,726
Convertible debentures, net of beneficial conversion	145,015	143,353
Short-term note, net of discount	418,391	—
Current maturities of long-term debt	478,801	552,662
Total current liabilities	3,567,603	2,754,964
Accrued dividends payable	1,036,000	758,000
Total liabilities	4,603,603	3,512,964
Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,852,632 issued and outstanding, liquidation price $9,263,158	8,088,514	8,056,014
Stockholders’ (deficit)
Common stock; par value $0.01 per share; authorized 100,000,000 shares; 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	17,036,600	16,754,991
Accumulated deficit	(23,444,918)	(21,593,535)
Total stockholders’ deficit	(6,295,239)	(4,725,465)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit	$6,396,878	$6,843,513

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Net revenues	$4,537,852	$4,026,295
Costs of revenues	5,135,753	4,114,262
Gross loss	(597,901)	(87,967)
Operating expenses
Selling, general and administrative	649,638	541,129
Depreciation and amortization	193,746	248,985
Total operating expenses	843,384	790,114
Operating loss	(1,441,285)	(878,081)
Loss on disposal of assets	64,454	—
Interest expense, net	30,669	139,763
Loss before income taxes	(1,536,408)	(1,017,844)
Income taxes	4,475	—
Net loss	(1,540,883)	(1,017,844)

Deemed dividends for preferred stock	—	(2,812,800)
Dividends accreted for preferred stock	(32,500)	—
Dividends accrued for preferred stock	(278,000)	(30,000)

Net loss applicable to common shares	$(1,851,383)	$(3,860,644)

Basic and diluted loss per common share	$(0.16)	$(0.34)
Basic and diluted average number of common shares outstanding	11,307,930	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Increase (Decrease) in Cash and Cash Equivalents
	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,540,883)	$(1,017,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,746	248,985
Amortization of beneficial conversion	1,662	10,997
Loss on disposal of property, plant and equipment	64,454	—
Increase (decrease) in operating assets and liabilities:
Accounts receivable	33,053	45,232
Inventory	5,454	(12,090)
Deposits	(17,809)	(31,021)
Prepaid and other assets	(16,399)	(64,979)
Accounts payable and accrued expenses	341,910	(461,383)
Accrued payroll and other liabilities	124,538	99,931
Total adjustments	730,609	(164,328)
Net cash used in operating activities	(810,274)	(1,182,172)
Cash flows from investing activities
Advances on notes receivable from officer	(6,721)	(15,000)
Acquisition of show rights	—	(250,000)
Capital expenditures	(23,085)	(75,478)
Net cash used in investing activities	(29,806)	(340,478)

Cash used in financing activities
Proceeds received from convertible debentures	—	650,000
Proceeds of issuing Series A Convertible Preferred Stock	—	4,700,000
Payment on long-term note	(73,862)	(151,500)
Payment on short-term borrowing	—	(650,000)
Proceeds received on promissory notes	700,000	—
Net cash provided by financing activities	626,138	4,548,500
Net increase (decrease) in cash and cash equivalents	(213,942)	3,025,850
Cash and cash equivalents at beginning of period	955,363	517,353
Cash and cash equivalents at end of period	$741,421	$3,543,203

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

Accrued dividends on Series A Convertible Preferred Stock of $278,000 and $30,000 were attributable to and recognized during the quarters ended March 31, 2002 and 2001, respectively.

Accretion of dividends on Series A Convertible Preferred Stock was $32,500 during the quarter ended March 31, 2002.

On March 25, 2002, the Company issued detachable warrants in conjunction with a short-term promissory note resulting in a discount of $281,609.

Deemed dividends relating to the issuance of Series A Convertible Preferred Stock on March 13, 2001, was $2,812,800.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock

Additional Paid in

				Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2001	11,307,930	$113,079	$16,754,991	$(21,593,535)	$(4,725,465)
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(278,000)	(278,000)
Detachable warrants issued in conjunction with a short-term promissory note	—	—	281,609	—	281,609
Net loss	—	—	—	(1,540,883)	(1,540,883)
Balance March 31, 2001	11,307,930	$113,079	$17,036,600	$(23,444,918)	$(6,295,239)

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002

Basis of Presentation

The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation (the “Company” or “On Stage”) and its subsidiaries: Legends in Concert, Inc., a Nevada corporation (“LIC”); On Stage Marketing, Inc., a Nevada corporation (“Marketing”); On Stage Theaters, Inc., a Nevada corporation (“Theaters”); Wild Bill’s California, Inc., a Nevada corporation (“Wild Bills”); On Stage Merchandise, Inc., a Nevada corporation (“Merchandise”); On Stage Events, Inc., a Nevada corporation (“Events”); On Stage Casino Entertainment, Inc., a Nevada corporation (“Casino”); On Stage Productions, Inc., a Nevada corporation (“Productions”); On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation (“North Myrtle”); On Stage Theaters Surfside Beach, Inc., a Nevada corporation (“Surfside”); and Country Tonite Branson, LLC (“Country Tonite Branson”) (collectively, the “Subsidiaries”).

In the opinion of the management of On Stage and the Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with Management’s Discussion and Analysis and audited consolidated financial statements and notes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2001. Certain reclassifications have been made for consistent presentation.

(1) Acquisition of Country Tonite

In February 2001, On Stage acquired substantially all the assets of CRC of Branson, Inc. and Country Tonite Enterprises, Inc. which primarily consisted of all their rights and title in and to Country Tonite, for a purchase price of $3,800,000. The assets acquired were transferred to Country Tonite Branson.  Country Tonite is an award-winning theatrical production, which has been presented in Branson, Missouri and Pigeon Forge, Tennessee.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Country Tonite have been included in the consolidated financial statements of On Stage since the date of acquisition. The show rights acquired (approximately $3,556,000) are being amortized on a straight-line basis over 15 years.

The following unaudited pro forma consolidated results of operations for the quarter ended March 31, 2001 assume the acquisition occurred as of January 1, 2000:

Three Months Ended March 31, 2001
Net revenues	$4,026,295
Net loss from continuing operations	(1,146,031)
Loss per common share:
Basic and diluted	(0.35)

The unaudited results are not necessarily indicative of the results that would have been obtained had the acquisition happened as of an earlier date, nor are they indicative of future results.

Country Tonite had no revenue for the month of January 2001, as the show was closed during the off-season months.

(2) Promissory Notes

In March 2002, MDC agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and is due and payable on July 1, 2002.  MDC, at its sole discretion, can extend the maturity date to December 31, 2006.  In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black Scholes pricing model, the warrants have a value of $281,609, which is being treated as a discount on the note and is being amortized over the term.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorney’s fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

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

For the three months ended March 31, 2002, potential dilutive securities representing 1,623,950 outstanding common stock options, 5,756,309 outstanding common stock warrants, and 1,852,632 shares of preferred stock, which are convertible into 18,526,326 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 2,800,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels. These potentially dilutive securities are not included, since their effect would be anti-dilutive.

For the three months ended March 31, 2001, potential dilutive securities representing 1,464,850 outstanding common stock options, 4,410,155 outstanding common stock warrants, and 1,200,000 shares of preferred stock, which are convertible into 12,000,000 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 2,800,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels. These potentially dilutive securities are not included, since their effect would be anti-dilutive.

(4) Commitments and contingencies

In March 2002, On Stage received notice of a civil complaint filed in the Superior Court of New Jersey — Law Division — Atlantic County on January 11, 2002, by former employees of Bally’s Park Place, Inc., a venue for one of our full time Legends productions, against Bally’s, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,000, plus cost of attorneys’ fees.  On Stage has not yet responded to the complaint and it is too early for management to determine the probability of an unfavorable outcome and the range of possible loss, if any. On Stage believes that the case is without merit with respect to itself, and intends to vigorously defend the action.

(5) Segment Information

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

•      Events. The Events business unit sells live theatrical productions to commercial clients, which include corporations, theme and amusement parks, and cruise lines, for fixed fees. Revenues generated from the Events business unit are included in the Casinos segment.

•      Merchandise. The Merchandise business unit sells merchandise and souvenir photography products to patrons who attend the Casinos, Theaters, and Events productions. Revenues generated from the Merchandise business unit are included in the Theaters segment.

•      Production Services. The Production Services segment sells technical equipment and services to commercial clients. However, the Production Services segment’s primary focus is to provide technical support for the Casinos and Theaters segments and the Events and Merchandise business units.

In addition to these business units, On Stage reports corporate overhead costs through a separate unit, On Stage Enterainment (“OSE”).

The accounting policies of the reportable operating segments are the same as those described in the Summary of Accounting Policies contained in On Stage’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. Management evaluates the performance of its operating segments based upon the profit or loss from operations.

On Stage’s reportable segments include strategic business units because each business unit services a different market or performs a specialized function in support of a given market.

The following table sets forth the segment profit/(loss) and asset information:

	For the three months ended March 30, 2002
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$2,460,403	$700	$2,076,749	$—	$4,537,852
Interest expense	$51	$—	$7,947	$22,671	$30,669
Depreciation and amortization	$24,370	$34,531	$101,406	$33,439	$193,746
Segment profit (loss)	$402,606	$(148,175)	$(1,114,723)	$(680,591)	$(1,540,883)
Segment fixed assets	$2,999,211	$945,118	$1,850,804	$1,147,841	$6,942,974
Additions to long lived assets	$17,219	$—	$4,691	$1,175	$23,085

	For the three months ended March 30, 2001
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$1,818,024	$4,145	$2,204,126	$—	$4,026,295
Interest expense	$778	$—	$66,637	$72,348	$139,763
Depreciation and amortization	$99,978	$28,202	$71,376	$49,429	$248,985
Segment profit (loss)	$496,018	$(228,876)	$(686,385)	$(598,601)	$(1,017,844)
Segment fixed assets	$2,997,373	$856,598	$1,317,807	$1,090,000	$6,261,778
Additions to long lived assets	$28,474	$463	$36,620	$9,921	$75,478

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

The most important factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading “Description of Business-Risk Factors” in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2001, as well as the following:

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

Results of Operations

The following tables set forth the results of operations for the reportable segments indicated:

	For the quarter ended March 31, 2002
	Casinos	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$2,460,403	$700	$2,076,749	$4,537,852	$—	$4,537,852
Cost of revenues	2,003,583	114,844	3,017,326	5,135,753	—	5,135,753
Gross profit (loss)	456,820	(114,144)	(940,577)	(597,901)	—	(597,901)
Selling, general& administrative	29,793	—	(161)	29,632	620,006	649,638
Depreciation & amortization	24,370	34,531	101,406	160,307	33,439	193,746
Operating income (loss)	402,657	(148,675)	(1,041,822)	(787,840)	(653,445)	(1,441,285)
Interest expense, net	51	—	7,947)	7,998	22,671	30,669
(Gain) loss on disposal of assets	—	(500)	64,954	64,454	—	64,454
Net income (loss) before income taxes	402,606	(148,175)	(1,114,723)	(860,292)	(676,116)	(1,536,408)
Income taxes	—	—	—	—	4,475	4,475
Net Income (loss)	$402,606	$(148,175)	$(1,114,723)	$(860,292)	$(680,591)	$(1,540,883)

	For the quarter ended March 31, 2001
	Casinos	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenue	$1,818,024	$4,145	$2,204,126	$4,026,295	$—	$4,026,295
Cost of revenues	1,186,697	204,819	2,722,746	4,114,262	—	4,114,262
Gross profit (loss)	631,327	(200,674)	(518,620)	(87,967)	—	(87,967)
Selling, general & administrative	34,553	—	29,752	64,305	476,824	541,129
Depreciation & amortization	99,978	28,202	71,376	199,556	49,429	248,985
Operating income (loss)	496,796	(228,876)	(619,748)	(351,828)	(526,253)	(878,081)
Interest expense, net	778	—	66,637	67,415	72,348	139,763
Net income (loss)	$496,018	(228,876)	(686,385)	(419,243)	(598,601)	(1,017,844)

Quarter Ended March 31, 2002 versus Quarter Ended March 31, 2001

Net Revenues. Revenues were approximately $4,538,000 for the quarter ended March 31, 2002, compared to approximately $4,026,000 for the quarter ended March 31, 2001, an increase of $512,000, or 12.7%. Our revenue is derived from five business units (categorized by three reportable segments): Casinos, Theaters, Events, Merchandise, and Production Services.  Revenues from Events are included in the Casinos segment. Revenues from Merchandise are included in the Theaters segment.

Casinos revenues were approximately $2,460,000 for the quarter ended March 31, 2002, compared to approximately $1,818,000 for the quarter ended March 31, 2001, an increase of $642,000, or 35.3%. This increase was primarily attributable to the addition of the Bravo show in Las Vegas, Nevada.

Production Services revenues were $700 for the quarter ended March 31, 2002, compared to approximately $4,000 for the quarter ended March 31, 2001, a decrease of $3,300. The decrease was primarily attributable to a reduction in equipment rental revenues.

Theaters revenues were approximately $2,077,000 for the quarter ended March 31, 2002, compared to approximately $2,204,000 for the quarter ended March 31, 2001, a decrease of $127,000, or 5.8%. The decrease was primarily attributable to a decline in show counts at several venues due to a decrease in overall tourism during the first quarter of 2002 as compared to the first quarter of 2001.

Costs of Revenues. Total costs of revenues were approximately $5,136,000 for the quarter ended March 31, 2002, compared to approximately $4,114,000 for the quarter ended March 31, 2001, an increase of $1,022,000, or 24.8%. Costs of revenues increased to 113.2% of net revenues for the quarter ended March 31, 2002, as compared to 102.2% for the quarter ended March 31, 2001. The increase in the costs of revenues was primarily attributable to the inclusion of the Country Tonite operations for the full first quarter of 2002, and the addition of the Bravo show.

Selling, General and Administrative.  Selling, general and administrative costs were approximately $650,000 for the quarter ended March 31, 2002, as compared to approximately $541,000 for the quarter ended March 31, 2001, an increase of $109,000, or 20.1%. The increase in the selling, general and administrative costs was primarily attributable to the employment of new senior management, and the salaries associated with those positions.  Selling, general and administrative costs increased slightly to 14.3% of net revenues for the quarter ended March 31, 2002, as compared to 13.4% for the quarter ended March 31, 2001.

Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2002, was approximately $194,000, as compared to approximately $249,000 for the quarter ended March 31, 2001, a decrease of $55,000, or 22.1%. The decrease was primarily attributable to having fewer depreciable assets.

Operating Income (Loss). Our operating loss was approximately $1,441,000 for the quarter ended March 31, 2002, compared to an operating loss of approximately $878,000 for the quarter ended March 31, 2001, an increase of $563,000, or 64.1%.  The increase in the operating loss was primarily attributable to the increase in the cost of revenues and the increase in selling, general and administrative costs, partially offset by the increase in revenues.

Interest Expense, Net. Interest expense for the quarter ended March 31, 2002, was approximately $31,000, as compared to approximately $140,000 for the quarter ended March 31, 2001, a decrease of $109,000, or 77.9%. The decrease was primarily due to the repayment of the short-term borrowing associated with the acquisition of Country Tonite and the conversion of debentures, both of which occurred subsequent to March 31, 2001.

Income Taxes. We have not accrued any federal income tax for the quarter ended March 31, 2002. At March 31, 2002, we had federal net operating loss carryforwards of approximately $17,641,996. Under Internal Revenue Code Section 382, certain significant changes in ownership that On Stage is currently undertaking may restrict the future utilization of these tax loss carryforwards. Because we cannot determine that it is more likely than not to recognize the deferred tax assets, we have provided a full valuation allowance on the deferred tax assets.

Seasonality and Quarterly Results

Our business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October. Our Legends shows in Branson, Missouri, and Myrtle Beach, South Carolina, are dark in January, and our Country Tonite show in Branson, Missouri, is dark in January and February.  Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, so as to offset this seasonality in revenues.

The following table sets forth On Stage’s net revenue for each of the last five quarters ended March 31, 2002:

	March 31,	June 30,	September 30,	December 31,
Fiscal 2002	$4,538	$—	$—	$—
Fiscal 2001	$4,026	$6,470	$7,322	$5,943

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

The convertible preferred stock has an annual dividend rate of 12%, of which 10% is payable in cash and 2% is payable in kind. The convertible preferred stock has a liquidation preference of $5.00 per share and is convertible into shares of common stock at a conversion price of $.50 or $.75 per share depending on certain factors.  There is a mandatory redemption provision under certain circumstances, including a change of control.  We are precluded from using the MDC investment to fund operating losses.  The first $6 million investment was made in March 2001 and was used to fund new productions. In August 2001, MDC funded its second investment by exercising warrants—per the terms of the prior MDC investment—for 400,000 shares of Series A Convertible Preferred Stock in consideration of $2,000,000.  At the time of MDC’s second investment, our financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC’s obligation to fund the second tranche of its investment.   However, MDC agreed to consummate the funding if we issued it a warrant to purchase an additional 400,000 shares of our Series A  Convertible Stock at an exercise price of $0.00001, exercisable for a 10-year period.  The warrant may only be exercised if we fail to meet our cumulative EBITDA targets for the 2002 and 2003 calendar years.  MDC’s $2,000,000 investment will be convertible into either 4,000,000 shares of common stock, or, if we fail to achieve certain EBITDA targets, 8,000,000 shares of common stock.  We used the investment to fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001.

In March 2002, MDC agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and is due and payable on July 1, 2002.  MDC, at its sole discretion, can extend the maturity date to December 31, 2006.  In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black Scholes pricing model, the warrants have a value of $281,609, which is being treated as a discount on the note and is being amortized over the term.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorney’s fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

In May 1997, we entered into a Master Equipment Lease Agreement (“Lease Agreement”) with First Security Bank of Nevada (“First Security”).  Pursuant to that Lease Agreement, we entered into four leases for a total of $1,094,764.  In March 1998, we entered into a Business Loan Agreement with First Security with respect to a $1,000,000 promissory note.  The Lease Agreement and the Business Loan Agreement contain various financial and other covenants that we must meet.  As of April 1999, we were in default under the Lease Agreement and the Business Loan Agreement for failure to make required payments.  Subsequently, we entered into a Litigation Forbearance Agreement (“Forbearance Agreement”) that contained a waiver for the noncompliance as of October 2000.  Under the Forbearance Agreement, we were required to make monthy payments of $50,000.  We are currently in default under the Forbearance Agreement because our recent monthly payments have been only $28,000.  We are in the process of obtaining a waiver from Wells Fargo Bank (successor bank to First Security) for the prior payments and are negotiating to have the monthly payment reduced to $28,000.  As of March 31, 2002, the outstanding balance under the Lease Agreement and the Business Loan Agreement was approximately $478,000.

Cash Flow

For the three months ended March 31, 2002, On Stage had net cash used in operations of approximately $810,000. As of March 31, 2002, On Stage had approximately $741,000 in cash and cash equivalents. The operating deficit for the quarter ended March 31, 2002, was primarily attributable to a $1,541,000 loss, partially offset by an increase in accounts payable and accrued expenses.  For the three months ended March 31, 2001, On Stage had net cash used in operations of approximately $1,182,000. As of March 31, 2001, On Stage had approximately $3,543,000 in cash and cash equivalents. The operating deficit for the quarter ended March 31, 2001, was primarily attributable to a reduction in accounts payable and a $1,018,000 loss.

The net cash used in investing activities for the three months ended March 31, 2002, of approximately $29,000 was primarily attributable to capital expenditures.  The net cash used in investing activities for the three months ended March 31, 2001, of approximately $340,000 was primarily attributable to an advance on a note receivable from a stockholder, capital expenditures and direct acquisition costs.

Net cash provided by financing activities for the three months ended March 31, 2002, of approximately $626,000 was primarily attributable to the proceeds from the issuance of promissory notes.  Net cash provided by financing activities for the three months ended March 31, 2001, of approximately $4,549,000, was primarily attributable to the proceeds from convertible debentures and proceeds from issuance of the Series A Convertible Preferred Stock, partially offset by payment on long-term debt.

Working Capital

At March 31, 2002, we had a working capital deficit of approximately $1,513,000, which resulted primarily from an increase in short-term debt.  At March 31, 2001, we had a working capital deficit of approximately $2,517,000, which resulted primarily from an increase in convertible debentures and short-term debt. This increase was partially offset by an increase in cash and cash equivalents.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, On Stage received notice of a civil complaint filed in the Superior Court of New Jersey — Law Division — Atlantic County on January 11, 2002, by former employees of Bally’s Park Place, Inc., a venue for one of our full time Legends productions, against Bally’s, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,000, plus cost of attorneys’ fees.  On Stage has not yet responded to the complaint and it is too early for management to determine the probability of an unfavorable outcome and the range of possible loss, if any. On Stage believes that the case is without merit with respect to itself, and intends to vigorously defend the action.

Item 2. Changes in Securities

In March 2002, we issued warrants to purchase 1,346,154 shares of our common stock to MDC in consideration of a $700,000 loan.  The warrants have an exercise price of $0.50 per share and are exercisable for 10 years from the date of issuance. The issuance was made in reliance on an exemption from registration under Section 4(2) of the Securities Act as an issuance not involving a public offering.

Item 3. Defaults Upon Senior Securities

In May 1997, we entered into a Master Equipment Lease Agreement (“Lease Agreement”) with First Security Bank of Nevada (“First Security”).  Pursuant to that Lease Agreement, we entered into four leases for a total of $1,094,764.  In March 1998, we entered into a Business Loan Agreement with First Security with respect to a $1,000,000 promissory note.  The Lease Agreement and the Business Loan Agreement contain various financial and other covenants that we must meet.  As of April 1999, we were in default under the Lease Agreement and the Business Loan Agreement for failure to make required payments.  Subsequently, we entered into a Litigation Forbearance Agreement (“Forbearance Agreement”) that contained a waiver for the noncompliance as of October 2000.  Under the Forbearance Agreement, we were required to make monthly payments of $50,000.  We are currently in default under the Forbearance Agreement because our recent monthly payments have been only $28,000.  We are in the process of obtaining a waiver from Wells Fargo Bank (successor bank to First Security) for the prior payments and are negotiating to have the monthly payment reduced to $28,000.  As of March 31, 2002, the outstanding balance under the Lease Agreement and the Business Loan Agreement was approximately $478,000.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits & Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: May 13, 2002	By: /s/ Timothy J. Parrott
Timothy J. Parrott
President and Chief Executive Officer

Date: May 13, 2002	By: /s/ Margaret Ann Freman
Margaret Ann Freman
Senior Vice President and
Chief Financial Officer