Form 10QSB
period 2002-06-30
ON STAGE ENTERTAINMENT INC
filed 2002-08-14
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Check whether the registrant: (1) filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of August 13, 2002, was 11,307,930.

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

PART I.   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$454,922	$955,363
Accounts receivable, net	505,907	650,188
Inventory	106,821	90,423
Deposits	281,103	223,601
Prepaid and other assets	427,125	343,307

Total current assets	1,775,878	2,262,882

Property, equipment and leasehold improvements	6,527,670	7,081,925
Less: Accumulated depreciation and amortization	(5,772,828)	(6,070,919)

Property, equipment and leasehold improvements, net	754,842	1,011,006

Due from officer	200,198	203,318
Show rights, net of accumulated amortization of $315,266 and $189,607	3,240,648	3,366,307

Total Assets	$5,971,566	$6,843,513

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$391,710	$205,223
Accrued payroll and other liabilities	1,833,687	1,853,726
Convertible debentures, net of beneficial conversion	146,677	143,353
Short-term note	700,000	—
Current maturities of long-term debt	399,828	552,662
Total current liabilities	3,471,902	2,754,964
Accrued dividends payable	1,314,000	758,000
Total liabilities	4,785,902	3,512,964

Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,852,632 issued and outstanding, liquidation price $9,263,158	8,121,014	8,056,014
Stockholders’ deficit
Common stock; par value $0.01 per share; authorized 100,000,000 shares; 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	17,036,600	16,754,991
Accumulated deficit	(24,085,029)	(21,593,535)
Total stockholders’ deficit	(6,935,350)	(4,725,465)
Total Liabilities, Convertible Preferred Stock, and
Stockholders’ Deficit	$5,971,566	$6,843,513

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net revenues	$6,622,937	$6,469,916
Costs of revenues	5,603,518	5,696,542
Gross profit	1,019,419	773,374

Operating expenses
Selling, general and administrative	820,950	654,028
Depreciation and amortization	190,633	295,814
(Gain) loss on disposal of assets	(250)	—
Total operating expenses	1,011,333	949,842

Operating profit (loss)	8,086	(176,468)
Interest expense, net	(337,697)	(200,622)

Loss before income taxes	(329,611)	(377,090)
Income taxes	—	—

Net loss	(329,611)	(377,090)

Deemed dividends for preferred stock	—	(202,105)
Dividends accreted for preferred stock	(32,500)	—
Dividends accrued for preferred stock	(278,000)	(192,000)

Net loss applicable to common shares	$(640,111)	$(771,195)

Basic and diluted loss per common share	$(0.06)	$(0.07)

Basic and diluted average number of common shares outstanding	11,307,930	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net revenues	$11,160,789	$10,496,211
Costs of revenues	10,739,271	9,810,804

Gross profit	421,518	685,407

Operating expenses
Selling, general and administrative	1,470,588	1,195,157
Depreciation and amortization	384,379	544,799
Loss on disposal of assets	64,204	—

Total operating expenses	1,919,171	1,739,956

Operating loss	(1,497,653)	(1,054,549)
Interest expense, net	(368,366)	(340,385)

Loss before income taxes	(1,866,019)	(1,394,934)
Income taxes	(4,475)	-0-

Net loss	(1,870,494)	(1,394,934)

Deemed dividends for preferred stock	—	(3,014,905)
Dividends accreted for preferred stock	(65,000)	—
Dividends accrued for preferred stock	(556,000)	(222,000)

Net loss applicable to common shares	$(2,491,494)	$(4,631,839)

Basic and diluted loss per common share	$(0.22)	$(0.41)

Basic and diluted average number of common shares outstanding	11,307,930	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Increase (Decrease) in Cash and Cash Equivalents Six months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,870,494)	$(1,394,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,379	544,799
Amortization of beneficial conversion	284,933	78,006
Loss on disposal of property, plant and equipment	64,204	—

Increase (decrease) in operating assets and liabilities:
Accounts receivable	144,281	(119,716)
Inventory	(16,398)	(36,044)
Deposits	(57,502)	(17,516)
Prepaid and other assets	(83,818)	(47,448)
Accounts payable and accrued expenses	186,487	(1,256,525)
Accrued payroll and other liabilities	(20,039)	553,630
Total adjustments	886,527	(300,814)
Net cash used in operating activities	(983,967)	(1,695,748)
Cash flows from investing activities
Advances on notes receivable from officer	—	(154,030)
Acquisition of show rights	—	(250,000)
Capital expenditures	(66,760)	(459,112)
Proceeds received from note receivable from officer	3,120	—
Net cash used in investing activities	(63,640)	(863,142)
Cash flows from financing activities
Conversion of debentures	—	58,514
Proceeds received from convertible debentures	—	650,000
Proceeds of issuing Series A Convertible Preferred Stock	—	4,700,000

Payment on long-term note	(152,834)	(318,000)
Payment on short-term borrowing	—	(650,000)
Proceeds received on promissory notes	700,000	—
Net cash provided by financing activities	547,166	4,440,514

Net increase (decrease) in cash and cash equivalents	(500,441)	1,881,624
Cash and cash equivalents at beginning of period	955,363	517,353

Cash and cash equivalents at end of period	$454,922	$2,398,977

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

Accrued dividends on Series A Convertible Preferred Stock of $556,000 and $222,000 were attributable to and recognized during the six months ended June 30, 2002 and 2001, respectively.

Accretion of dividends on Series A Convertible Preferred Stock was $65,000 during the six months ended June 30, 2002.

On March 25, 2002, the Company issued detachable warrants in conjunction with a short-term promissory note resulting in a discount of $281,609.

Deemed dividends relating to the issuance of Series A Convertible Preferred Stock on March 13, 2001, was $3,014,905.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	11,307,930	$113,079	$16,754,991	$(21,593,535)	$(4,725,465)
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(278,000)	(278,000)
Detachable warrants issued in conjunction with a short-term promissory note	—	—	281,609	—	281,609
Net loss	—	—	—	(1,540,883)	(1,540,883)
Balance March 31, 2002	11,307,930	$113,079	$17,036,600	$(23,444,918)	$(6,295,239)
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(278,000)	(278,000)
Net loss	—	—	—	(329,611)	(329,611)
Balance, June 30, 2002	11,307,930	$113,079	$17,036,600	$(24,085,029)	$(6,935,350)

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2002

Basis of Presentation

The financial statements included in this report include the accounts of On Stage Entertainment, Inc., a publicly traded Nevada corporation (the “Company” or “On Stage”) and its subsidiaries: Legends in Concert, Inc., a Nevada corporation (“LIC”); On Stage Marketing, Inc., a Nevada corporation (“Marketing”); On Stage Theaters, Inc., a Nevada corporation (“Theaters”); Wild Bill’s California, Inc., a Nevada corporation (“Wild Bills”); On Stage Merchandise, Inc., a Nevada corporation (“Merchandise”); On Stage Events, Inc., a Nevada corporation (“Events”); On Stage Casino Entertainment, Inc., a Nevada corporation (“Casinos”); On Stage Productions, Inc., a Nevada corporation (“Productions”); On Stage Theaters North Myrtle Beach, Inc., a Nevada corporation (“North Myrtle”); On Stage Theaters Surfside Beach, Inc., a Nevada corporation (“Surfside”); and Country Tonite Branson, LLC (“Country Tonite Branson”) (collectively, the “Subsidiaries”).

In the opinion of the management of On Stage and the Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of the results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with Management’s Discussion and Analysis and audited consolidated financial statements and notes included in our Form 10-KSB for the fiscal year ended December 31, 2001.  Certain reclassifications have been made for consistent presentation.

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

The following unaudited pro forma consolidated results of operations for the quarter and six months ended June 30, 2001 assume the acquisition occurred as of January 1, 2000:

Quarter ended June 30, 2001
Net revenues	$6,469,916
Net loss from continuing operations	(377,090)
Loss per common share:
Basic and diluted	(0.07)

Six months ended June 30, 2001
Net revenues	$10,496,211
Net loss from continuing operations	(1,523,121)
Loss per common share:
Basic and diluted	(0.42)

The unaudited results are not necessarily indicative of the results that would have been obtained had the acquisition happened as of an earlier date, nor are they indicative of future results.

Country Tonite had no revenue for the month of January 2001, as the show was closed during the off-season months.

(2) Promissory Notes

In March 2002, McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and was due and payable on July 1, 2002.  As of August 13, 2002, On Stage had not made this payment, nor had MDC taken any action with respect to the default. The promissory note provides, however, that MDC may, at its sole discretion, extend the maturity date to December 31, 2006.  We are currently in discussions with MDC to determine whether, and to what extent, it intends to extend the maturity date. In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black-Scholes pricing model, the warrants were valued at $281,609 and recorded as a discount and amortized over the initial term.  The discount was amortized in full as of June 30, 2002.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorneys' fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

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

For the three and six months ended June 30, 2002, potential dilutive securities representing 1,623,950 outstanding common stock options, 5,756,309 outstanding common stock warrants, and 1,852,632 shares of preferred stock, which are convertible into 18,526,326 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 2,800,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels. These potentially dilutive securities are not included, since their effect would be anti-dilutive.

For the three and six months ended June 30, 2001, potential dilutive securities representing 1,464,850 outstanding common stock options, 4,410,155 outstanding common stock warrants, and 1,464,850 shares of preferred stock, which are convertible into 14,526,316 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 2,800,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels.  These potentially dilutive securities are not included, since their effect would be anti-dilutive.

(4) Commitments and contingencies

In March 2002, On Stage received notice of a civil complaint filed in the Superior Court of New Jersey — Law Division — Atlantic County on January 11, 2002, by former employees of Bally’s Park Place, Inc., a former venue for one of our full time Legends productions, against Bally’s, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,000, plus cost of attorneys’ fees.  Although On Stage has responded to the complaint, it is too early for management to determine the probability of an unfavorable outcome and the range of possible loss, if any. On Stage believes that the case is without merit with respect to itself, and intends to vigorously defend the action.

In July 2002, On Stage received notice of a civil complaint filed in the Circuit Court of Taney County, Missouri by TCK, L.P., the landlord for the theater in which On Stage presented its Legends in Concert show in Branson from August 1997 through December 2001.  The complaint alleges breach of contract for failure to pay a percentage of gross receipts and damage to property in excess of $200,000.  On Stage has responded to the complaint.  On Stage believes the case is without merit and intends to vigorously defend the action.

(5) Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements.  SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively.  It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

(6) Segment information

The following information is presented in accordance with SFAS No. 131.

On Stage derives its net revenues from five business units categorized by three reportable segments:

•                  Casinos. The Casinos segment primarily sells live theatrical productions to casinos for fixed fees.  The Casinos segment operates the Legends show at the Imperial Palace in Las Vegas, Nevada, and at the Claridge Casino Hotel in Atlantic City, New Jersey (previously operated at Bally’s Park Place in Atlantic City, New Jersey).

•                  Theaters. The Theaters segment rents live theaters and dinner theaters in urban and resort tourist locations.  The Theaters segment derives revenues from ticket sales along with food and beverage sales to patrons who attend the live theatrical productions.

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

In addition to these business units, On Stage reports corporate overhead costs through a separate unit, On Stage Entertainment (“OSE”).

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

The following table sets forth the segment profit/(loss) and asset information:

	For the quarter ended June 30, 2002
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$2,053,797	$1,500	$4,567,640	$—	$6,622,937
Interest expense	$245	$—	$12,678	$324,774	$337,697
Depreciation and amortization	$25,693	$35,562	$96,699	$32,679	$190,633
Segment profit (loss)	$421,507	$(146,626)	$537,071	$(1,141,563)	$(329,611)
Segment fixed assets	$2,855,299	$1,137,656	$1,385,040	$1,149,675	$6,527,670
Additions to long-lived assets	$36,617	$4,396	$1,034	$1,628	$43,675

	For the quarter ended June 30, 2001
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$1,731,029	$75	$4,738,812	$—	$6,469,916
Interest expense	$231	$—	$72,085	$128,306	$200,622
Depreciation and amortization	$98,720	$28,372	$118,362	$50,360	$295,814
Segment profit (loss)	$563,982	$(289,244)	$111,092	$(762,920)	$(377,090)
Segment fixed assets	$3,002,743	$863,033	$1,644,660	$1,134,097	$6,644,533
Additions to long-lived assets	$6,246	$6,436	$326,855	$44,097	$383,634

	For the six months ended June 30, 2002
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$4,514,200	$2,200	$6,644,389	$—	$11,160,789
Interest expense	$296	$—	$20,625	$347,445	$368,366
Depreciation and amortization	$50,063	$70,093	$198,105	$66,118	$384,379
Segment profit (loss)	$824,107	$(294,801)	$(577,646)	$(1,822,154)	$(1,870,494)
Segment fixed assets	$2,855,299	$1,137,656	$1,385,040	$1,149,675	$6,527,670
Additions to long-lived assets	$53,836	$4,396	$5,725	$2,803	$66,760

	For the six months ended June 30, 2001
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$3,549,053	$4,220	$6,942,938	$—	$10,496,211
Interest expense	$1,009	$—	$138,722	$200,654	$340,385
Depreciation and amortization	$198,698	$56,584	$189,728	$99,789	$544,799
Segment profit (loss)	$1,060,000	$(518,120)	$(575,293)	$(1,361,521)	$(1,394,934)
Segment fixed assets	$3,002,743	$863,033	$1,644,660	$1,134,097	$6,644,533
Additions to long-lived assets	$35,020	$6,899	$363,475	$53,718	$459,112

(7)                                 Subsequent Events

On July 12, 2002, On Stage gave notice to Gordon Gaming Corporation (d/b/a Sahara Hotel and Casino) and Charo Entertainment, Inc., terminating its Performance Engagement Agreement and its Co-Production Agreement, respectively. As such, effective July 28, 2002, On Stage terminated its involvement in the production of Bravo at the Sahara Hotel and Casino in Las Vegas, Nevada.

On July 24, 2002, the Board of Directors agreed to allow John W. Stuart, Chairman and Founder, to take over the production of Bravo, personally, under his newly-formed corporation, John Stuart Productions, Inc., and work directly with the Sahara and Charo Entertainment, Inc. in this endeavor. In accordance with that agreement, (1) Mr. Stuart's involvement with the production of Bravo will take him away from his corporate duties at On Stage for no more than six hours per week; (2) at any time, On Stage has the option to purchase Mr. Stuart's interest in the production of Bravo for a sum equal to any cash investment plus any cash losses incurred by John Stuart Productions, Inc., but not less than the fair market value at that time; (3) the agreement applies solely to the production of Bravo at the Sahara; and (4) nothing in the agreement changes the terms of Mr. Stuart's Employment Agreement dated October 12, 2000, or his Non-Compete Agreement dated April 6, 2001.

On Stage is also currently negotiating a Lease Agreement with John Stuart Productions, Inc. to lease certain equipment, valued at $75,000, to John Stuart Productions, Inc. for use in the production of Bravo. The terms of lease call for a $10,000 down payment and weekly payments of $1,250. The effective rate of interest is 15%, and John Stuart Productions, Inc. will have the option to purchase the equipment at the end of lease for $1.

In July 2002, On Stage reached a tentative settlement agreement with its former President and Chief Operating Officer, David Hope, with respect to his Employment Agreement, dated March 1, 1996, as amended on February 1, 1997, and on July 7, 1999. The terms of that agreement include the following: (1) cash payments equaling $100,000, payable $25,000 at time of signing, $10,000 per month for seven months, and $5,000 in the eighth month; (2) a consent judgment for $122,000 which can be exercised only in the event of a default in the payments; and (3) a mutual release between On Stage and Mr. Hope.

During late 2000 and early 2001, On Stage raised $700,000 and $650,000, respectively, from accredited private investors to assist with meeting its capital requirements, paying for expenses associated with its restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s.  This private placement was issued in the form of convertible debentures.  On June 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Preferred Stock.  In December 2001, the remaining debentures were extended to July 2002.  On August 5, 2002, On Stage paid off the debenture in full with accrued and unpaid interest.

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

The most important factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the information provided under the heading “Description of Business–Risk Factors” in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2001, as well as the following:

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

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (“SEC”), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.  The following is a brief discussion of the more critical accounting policies and methods used by us.  In addition, Financial Reporting Release No. 61 was recently issued by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  We had intangible show rights that amounted to a net $3.2 million at June 30, 2002.  Future events could cause us to conclude that impairment indicators exist and that such intangible assets are impaired.  Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 5 to the Unaudited Consolidated Financial Statements.

Results of Operations

The following tables set forth the results of operations for the reportable segments indicated:

	For the quarter ended June 30, 2002
	Casinos	Production Services	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenues	$2,053,797	$1,500	$4,567,640	$6,622,937	$—	$6,622,937
Cost of revenues	1,584,527	112,564	3,906,427	5,603,518	—	5,603,518

Gross profit (loss)	469,270	(111,064)	661,213	1,019,419	—	1,019,419
Selling, general & administrative	21,825	—	14,765	36,590	784,360	820,950
Depreciation & amortization	25,693	35,562	96,699	157,954	32,679	190,633
(Gain) loss on disposal of assets	—	—	—	—	(250)	(250)

Operating income (loss)	421,752	(146,626)	549,749	824,875	(816,789)	8,086
Interest expense, net	(245)	—	(12,678)	(12,923)	(324,774)	(337,697)

Net income (loss) before income taxes	421,507	(146,626)	537,071	811,952	(1,141,563)	(329,611)

Income taxes	—	—	—	—	—	—

Net income (loss)	$421,507	$(146,626)	$537,071	$811,952	$(1,141,563)	$(329,611)

	For the quarter ended June 30, 2001
	Casinos	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$1,731,029	$75	$4,738,812	$6,469,916	$—	$6,469,916
Cost of revenues	1,034,964	260,935	4,400,643	5,696,542	—	5,696,542

Gross profit (loss)	696,065	(260,860)	338,169	773,374	—	773,374
Selling, general & administrative	33,128	—	36,646	69,774	584,254	654,028
Depreciation & amortization	98,719	28,382	118,352	245,453	50,361	295,814

Operating income (loss)	564,218	(289,242)	183,171	458,147	(634,615)	(176,468)
Interest expense, net	(231)	—	(72,085)	(72,316)	(128,306)	(200,622)

Net income (loss)	$563,987	$(289,242)	$111,086	$385,831	$(762,921)	$(377,090)

	For the six months ended June 30, 2002
	Casinos	Production Services	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenues	$4,514,200	$2,200	$6,644,389	$11,160,789	$—	$11,160,789
Cost of revenues	3,588,116	227,408	6,923,747	10,739,271	—	10,739,271

Gross profit (loss)	926,084	(225,208)	(279,358)	421,518	—	421,518
Selling, general & administrative	51,618	—	14,604	66,222	1,404,366	1,470,588
Depreciation & amortization	50,063	70,093	198,105	318,261	66,118	384,379
(Gain) loss on disposal of assets	—	(500)	64,954	64,454	(250)	64,204

Operating income (loss)	824,403	(294,801)	(557,021)	(27,419)	(1,470,234)	(1,497,653)
Interest expense, net	(296)	—	(20,625)	(20,921)	(347,445)	(368,366)

Net income (loss) before income taxes	824,107	(294,801)	(577,646)	(48,340)	(1,817,679)	(1,866,019)
Income taxes	—	—	—	—	4,475	4,475

Net income (loss)	$824,107	$(294,801)	$(577,646)	$(48,340)	$(1,822,154)	$(1,870,494)

	For the six months ended June 30, 2001
	Casinos	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$3,549,053	$4,220	$6,942,938	$10,496,211	$—	$10,496,211
Cost of revenues	2,221,665	465,756	7,123,383	9,810,804	—	9,810,804

Gross profit (loss)	1,327,388	(461,536)	(180,445)	685,407	—	685,407
Selling, general & administrative	67,681	—	66,398	134,079	1,061,078	1,195,157
Depreciation & amortization	198,698	56,584	189,728	445,010	99,789	544,799

Operating income (loss)	1,061,009	(518,120)	(436,571)	106,318	(1,160,867)	(1,054,549)
Interest expense, net	(1,009)	—	(138,722)	(139,731)	(200,654)	(340,385)

Net Income (loss)	$1,060,000	$(518,120)	$(575,293)	$(33,413)	$(1,361,521)	$(1,394,934)

Quarter Ended June 30, 2002 versus Quarter Ended June 30, 2001

Net Revenues. Revenues were approximately $6,623,000 for the quarter ended June 30, 2002 compared to $6,470,000 for the quarter ended June 30, 2001, an increase of $153,000, or 2.4%.  Our revenue is derived from five business units (categorized by three reportable segments): Casinos, Theaters, Events, Merchandise, and Production Services.  Revenues from Events are included in the Casinos segment.  Revenues from Merchandise are included in the Theaters segment.

Casinos revenues were approximately $2,054,000 for the quarter ended June 30, 2002 compared to $1,731,000 for the quarter ended June 30, 2001, an increase of $323,000 or 18.7%.  This increase was primarily attributable to the addition of the Bravo show in Las Vegas, Nevada.  On Stage terminated its involvement in the production of Bravo, effective July 28, 2002.

Production Services revenues were approximately $1,500 for the quarter ended June 30, 2002 compared to $75 for the quarter ended June 30, 2001, an increase of $1,425.  This increase was primarily attributable to an increase in equipment rental revenues.

Theaters revenues were approximately $4,568,000 for the quarter ended June 30, 2002 compared to $4,739,000 for the quarter ended June 30, 2001, a decrease of $171,000, or 3.6%.  This decrease was primarily attributable to a decline in show counts at several venues due to a decrease in overall tourism during the first quarter of 2002 as compared to the first quarter of 2001.

Costs of Revenues. Total costs of revenues were approximately $5,604,000 for the quarter ended June 30, 2002 compared to $5,697,000 for the quarter ended June 30, 2001, a decrease of $93,000, or 1.6%.  Costs of revenues decreased to 84.6% of net revenues for the quarter ended June 30, 2002, as compared to 88.0% for the quarter ended June 30, 2001.  This decrease in costs of revenues as a percentage of revenues was primarily attributable to better cost control measures implemented in the Production Services and Theaters segments.

Selling, General and Administrative. Selling, general and administrative costs were approximately $821,000 for the quarter ended June 30, 2002 as compared to $654,000 for the quarter ended June 30, 2001, an increase of $167,000, or 25.5%.  Selling, general and administrative costs increased to 12.4% of net revenues for the quarter ended June 30, 2002, as compared to 10.1% for the quarter ended June 30, 2001.  This increase was primarily due attributable to the expense recognized in association with the settlement agreement with our former president and chief operating officer.

Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2002 decreased by $105,000, or 35.6%, as compared to the quarter ended June 30, 2001.  This decrease was primarily attributable to having fewer depreciable assets.

Operating Income (Loss). Operating income was approximately $8,000 for the quarter ended June 30, 2002 compared to an operating loss of $176,000 for the quarter ended June 30, 2001, an increase in operating income of $184,000.  The increase in operating income was primarily attributable to improved margins in the Theaters segment and the cost control measures implemented in the Production Services segment, partially offset by the expense recognized in association with the settlement agreement with our former president and chief operating officer.

Interest Expense, Net. Interest expense for the quarter ended June 30, 2002 increased by $137,000, as compared to the quarter ended June 30, 2001.  This increase was primarily attributable to the promissory note due to MDC.

Income Taxes. We have not accrued any federal income taxes for the quarter ended June 30, 2002. Because we cannot determine that we are more likely than not to recognize the deferred tax assets, we have provided for a full allowance against the deferred tax assets.

Six Months Ended June 30, 2002 versus six Months Ended June 30, 2001

Net Revenues. Revenues were approximately $11,161,000 for the six months ended June 30, 2002 compared to $10,496,000 for the six months ended June 30, 2001, an increase of $665,000, or 6.3%.  Our revenue is derived from five business unites (categorized by three reportable segments): Casinos, Theaters, Events, Merchandise and Production Services.  Revenues from Events are included in the Casinos segment.  Revenues from Merchandise are included in the Theaters segment.

Casinos revenues were approximately $4,514,000 for the six months ended June 30, 2002 compared to $3,549,000 for the six months ended June 30, 2001, an increase of $965,000, or 27.2%.  This increase was primarily attributable to the addition of the Bravo show in Las Vegas, Nevada.

Production Services revenues were approximately $2,200 for the six months ended June 30, 2002 compared to $4,220 for the six months ended June 30, 2001, a decrease of $2,020, or 47.9%.  The decrease was primarily attributable to a reduction in equipment rental revenues.

Theaters revenues were approximately $6,644,000 for the six months ended June 30, 2002 compared to $6,943,000 for the six months ended June 30, 2001, a decrease of $299,000, or 4.3%.   The decrease was primarily attributable to a decline in show counts at several venues due to a decrease in overall tourism during the first half of 2002 as compared to the first half of 2001.

Costs of Revenues. Total costs of revenues were approximately $10,739,000 for the six months ended June 30, 2002 compared to $9,811,000 for the six months ended June 30, 2001, an increase of $928,000, or 9.5%.  Costs of revenues increased to 96.2% of net revenues for the six months ended June 30, 2002, as compared to 93.5% for the six months ended June 30, 2001.  This increase in costs of revenues as a percentage of revenues was primarily attributable to the inclusion of the Country Tonite show for the full first half of 2002, and the addition of the Bravo show.

Selling, General and Administrative. Selling, general and administrative costs were approximately $1,471,000 for the six months ended June 30, 2002 as compared to $1,195,000 for the six months ended

June 30, 2001, an increase of $276,000, or 23.0%.  This increase in selling, general and administrative expenses was primarily attributable to the inclusion of senior management salaries for a full six months, and expense recognized in association with the settlement agreement with our former president and chief operating officer.  Selling, general and administrative costs increased to 13.2% of net revenues for the six months ended June 30, 2002 as compared to 11.4% for the six months ended June 30, 2001.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2002 decreased by $160,000, or 29.4%, as compared to the six months ended June 30, 2001. The decrease was primarily attributable to having fewer depreciable assets.

Operating Loss. Operating loss was approximately $1,498,000 for the six months ended June 30, 2002 compared to an operating loss of $1,055,000 for the six months ended June 30, 2001, an increase in operating loss of $443,000, or 42.0%.  The increase in operating loss was primarily attributable to the decrease in margins in the Casinos segment, and the expense recognized in association with the settlement agreement with our former president and chief operating officer.

Interest Expense, Net. Interest expense for the six months ended June 30, 2002 increased by $28,000, as compared to the six months ended June 30, 2001.  This increase was primarily attributable to the promissory note due to MDC, partially offset by the decrease in interest expense due to the repayment of the short-term borrowing associated with the acquisition of Country Tonite and the conversion of debentures both of which occurred subsequent to March 31, 2001.

Income Taxes. We have not accrued federal income taxes for the quarter ended June 30, 2002.  Because we cannot determine that we are more likely than not to recognize the deferred tax assets, we have provided for a full allowance against the deferred tax assets.

Seasonality and Quarterly Results

Our business has been, and is expected to remain, highly seasonal, with the majority of our revenue being generated during the months of April through October.  Our Legends shows in Branson, Missouri and Myrtle Beach, South Carolina are dark in January, and our Country Tonite show in Branson, Missouri, is dark in January and February.  Part of our business strategy is to increase sales in tourist markets that experience their peak seasons from November through March, to offset this seasonality in revenues.

The following table sets forth On Stage’s net revenue for each of the last six quarters ended June 30, 2002:

Net Revenues

($ in thousands)

	March 31	June 30	September 30		December 31
Fiscal 2002	$4,538	$6,623	$		$
Fiscal 2001	$4,026	$6,470		$7,322		$5,943

Liquidity and Capital Resources

General

We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings and traditional bank financing. We anticipate, based on our proposed plans and assumptions relating to our operations, that our current cash and cash equivalent balances, and anticipated revenue from operations are sufficient to fund our ongoing operations.

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

The convertible preferred stock has an annual dividend rate of 12%, of which 10% is payable in cash and 2% is payable in kind. The convertible preferred stock has a liquidation preference of $5.00 per share and is convertible into shares of common stock at a conversion price of $.50 or $.75 per share depending on certain factors.  There is a mandatory redemption provision under certain circumstances, including a change of control.  We are precluded from using the MDC investment to fund operating losses.  The first $6 million investment was made in March 2001 and was used to fund new productions. In August 2001, MDC funded its second investment by exercising warrants–per the terms of the prior MDC investment–for 400,000 shares of Series A Convertible Preferred Stock in consideration of $2,000,000.  At the time of MDC’s second investment, our financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC’s obligation to fund the second tranche of its investment.   However, MDC agreed to consummate the funding if we issued it a warrant to purchase an additional 400,000 shares of our Series A  Convertible Stock at an exercise price of $0.00001, exercisable for a 10-year period.  The warrant may only be exercised if we fail to meet our cumulative EBITDA targets for the 2002 and 2003 calendar years.  MDC’s $2,000,000 investment will be convertible into either 4,000,000 shares of common stock, or, if we fail to achieve certain EBITDA targets, 8,000,000 shares of common stock.  We used the investment to fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001.

In March 2002, MDC agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and was due and payable on July 1, 2002.  As of August 13, 2002, On Stage had not made this payment, nor had MDC taken any action with respect to the default.  The promissory note provides, however, that MDC may, at its sole discretion, extend the maturity date to December 31, 2006.  We are currently in discussions with MDC to determine whether, and to what extent, MDC intends to extend the maturity date. In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black-Scholes pricing model, the warrants were valued at $281,609 and recorded as a discount and amortized over the initial term.  The discount was amortized in full as of June 30, 2002.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorney’s fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

In May 1997, we entered into a Master Equipment Lease Agreement (“Lease Agreement”) with First Security Bank of Nevada (“First Security”).  Pursuant to that Lease Agreement, we entered into four leases for a total of $1,094,764.  In March 1998, we entered into a Business Loan Agreement with First Security with respect to a $1,000,000 promissory note.  The Lease Agreement and the Business Loan Agreement contain various financial and other covenants that we must meet.  As of April 1999, we were in default under the Lease Agreement and the Business Loan Agreement for failure to make required payments.  Subsequently, we entered into a Litigation Forbearance Agreement (“Forbearance Agreement”) that contained a waiver for the noncompliance as of October 2000.  Under the Forbearance Agreement, we were required to make monthy payments of $50,000.  We are currently in default under the Forbearance Agreement because our recent monthly payments have been only $28,000.  We are in the process of obtaining a waiver from Wells Fargo Bank (successor bank to First Security) for the prior payments and are negotiating to have the monthly payment reduced to $28,000.  As of June 30, 2002, the outstanding balance under the Lease Agreement and the Business Loan Agreement was approximately $400,000.

Cash Flow

For the six months ended June 30, 2002, we had net cash used in operations of approximately $984,000.  As of June 30, 2002, we had approximately $455,000 in cash and cash equivalents.  The operating deficit for the first half of 2002 was primarily attributable to a $1,870,500 loss, partially offset by a decrease in accounts receivable and an increase in accounts payable.

For the six months ended June 30, 2001, we had net cash used in operations of approximately $1,696,000. As of June 30, 2001, we had approximately $2,399,000 in cash and cash equivalents. The cash used in operations for the six months ended June 30, 2001 was primarily attributable to the decrease of accounts payable and accrued expenses.

The net cash used in investing activities for the six months ended June 30, 2002 of $64,000 was attributable to capital expenditures.  The net cash used in investing activities for the six months ended June 30, 2001 of $863,000 was attributable to the acquisition of show rights, the addition to capital expenditures, and advances on a note receivable from an officer.

Net cash provided by financing activities for the six months ended June 30, 2002 of $547,000, was primarily attributable to the proceeds from the issuance of promissory notes, partially offset by payments made on the long-term note.  Net cash provided by financing activities for the six months ended June 30, 2001 of $4,440,500, was primarily attributable to the proceeds from convertible debentures and proceeds from the issuance of Series A Convertible Preferred Stock, partially offset by payment on long-term debt.

Working Capital

At June 30, 2002, we had a working capital deficit of approximately $1,696,000 which resulted primarily from an increase in short-term debt.  At June 30, 2001, we had a working capital deficit of approximately $2,080,000, which resulted primarily from an increase in short-term debt associated with the purchase of Country Tonite.  This increase was partially offset by an increase in cash and cash equivalents.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2002, On Stage received notice of a civil complaint filed in the Superior Court of New Jersey – Law Division – Atlantic County on January 11, 2002, by former employees of Bally’s Park Place, Inc., a venue for one of our full time Legends productions, against Bally’s, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,000, plus cost of attorneys’ fees.  On Stage has responded to the complaint, however it is too early for management to determine the probability of an unfavorable outcome and the range of possible loss, if any. On Stage believes that the case is without merit with respect to itself, and intends to vigorously defend the action.

In July 2002, On Stage received notice of a civil complaint filed in the Circuit Court of Taney County, Missouri by TCK, L.P., the landlord for the theater in which On Stage presented its Legends in Concert show in Branson from August 1997 through December 2001.  The complaint alleges breach of contract for failure to pay a percentage of gross receipts and damage to property in excess of $200,000.  On Stage has responded to the complaint.  On Stage believes the case is without merit and intends to vigorously defend the action.

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

Item 3.  Defaults Upon Senior Securities

In March 2002, McCown De Leeuw & Co., Inc. a private equity investment firm (“MDC”), agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and was due and payable on July 1, 2002.  As of August 13, 2002, On Stage had not made this payment, nor had MDC taken any action with respect to the default. The promissory note provides, however, that MDC may, at its sole discretion, extend the maturity date to December 31, 2006.  We are currently in discussions with MDC to determine whether, and to what extent, MDC intends to extend the maturity date. In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black-Scholes pricing model, the warrants were valued at $281,609 and recorded as a discount and amortized over the initial term.  The discount was amortized in full as of June 30, 2002.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorney’s fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

In May 1997, we entered into a Master Equipment Lease Agreement (“Lease Agreement”) with First Security Bank of Nevada (“First Security”).  Pursuant to that Lease Agreement, we entered into four leases for a total of $1,094,764.  In March 1998, we entered into a Business Loan Agreement with First Security with respect to a $1,000,000 promissory note.  The Lease Agreement and the Business Loan Agreement contain various financial and other covenants that we must meet.  As of April 1999, we were in default under the Lease Agreement and the Business Loan Agreement for failure to make required payments.  Subsequently, we entered into a Litigation Forbearance Agreement (“Forbearance Agreement”) that contained a waiver for the noncompliance as of October 2000.  Under the Forbearance Agreement, we were required to make monthly payments of $50,000.  We are currently in default under the Forbearance Agreement because our recent monthly payments have been only $28,000.  We are in the process of obtaining a waiver from Wells Fargo Bank (successor bank to First Security) for the prior payments and are negotiating to have the monthly payment reduced to $28,000.  As of June 30, 2002, the outstanding balance under the Lease Agreement and the Business Loan Agreement was approximately $400,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.    Exhibits & Reports on Form 8-K

	3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of On Stage Entertainment, Inc.

	3.2	Amended and Restated Bylaws of On Stage Entertainment, Inc.

*	10.1	Employment Agreement dated October 12, 2000 between John W. Stuart and On Stage Entertainment, Inc.

	10.2	Confidentiality and Non-Competition Agreement dated April 6, 2001 between John W. Stuart and On Stage Entertainment, Inc.

*	10.3	Employment Agreement dated October 12, 2000 between Timothy J. Parrott and On Stage Entertainment, Inc.

	99.1	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhbit pursuant to the applicable rules of the Securities Exchange Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: August 13, 2002	By:	/s/ TIMOTHY J. PARROTT
Timothy J. Parrott
Chief Executive Officer

Date: August 13, 2002	By:	/s/ MARGARET ANN FREMAN
Margaret Ann Freman
Senior Vice President and Chief Financial Officer