Form 10QSB
period 2002-09-30
ON STAGE ENTERTAINMENT INC
filed 2002-11-13
CIK 1035514

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of November 12, 2002, was 11,307,930.

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

PART I.   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$531,666	$955,363
Accounts receivable, net	636,477	650,188
Inventory	102,933	90,423
Deposits	279,480	223,601
Prepaid and other assets	404,852	343,307
Due from shareholder	201,001	203,318

Total current assets	2,156,409	2,466,200

Property, equipment and leasehold improvements	6,438,696	7,081,925
Less: Accumulated depreciation and amortization	(5,851,209)	(6,070,919)

Property, equipment and leasehold improvements, net	587,487	1,011,006

Show rights, net of accumulated amortization of $375,278 and $189,607	3,180,636	3,366,307

Total Assets	$5,924,532	$6,843,513

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$478,908	$205,223
Accrued payroll and other liabilities	1,165,679	1,853,726
Convertible debentures, net of beneficial conversion	0	143,353
Short-term note	700,000	0
Current maturities of long-term debt	379,347	552,662
Total current liabilities	2,723,934	2,754,964
Accrued dividends payable	1,592,000	758,000
Total liabilities	4,315,934	3,512,964

Commitments and contingencies
Series A Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized; 1,852,632 issued and outstanding, liquidation price $9,263,158	8,153,514	8,056,014
Stockholders’ deficit
Common stock; par value $0.01 per share; authorized 100,000,000 shares; 11,307,930 shares issued and outstanding	113,079	113,079
Additional paid-in capital	17,036,600	16,754,991
Accumulated deficit	(23,694,595)	(21,593,535)
Total stockholders’ deficit	(6,544,916)	(4,725,465)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit	$5,924,532	$6,843,513

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net revenues	$7,120,879	$7,322,046
Costs of revenues	5,466,433	6,089,059
Gross profit	1,654,446	1,232,987

Operating expenses
Selling, general and administrative	729,624	751,236
Depreciation and amortization	188,814	256,152
(Gain) loss on disposal of assets	(1,498)	0
Total operating expenses	916,940	1,007,388

Operating profit	737,506	225,599
Interest expense, net	(34,413)	(41,782)

Income before income taxes	703,093	183,817
Income taxes	(2,159)	0

Net income	700,934	183,817

Deemed dividends for preferred stock	0	(1,000,000)
Dividends accreted for preferred stock	(32,500)	(32,500)
Dividends accrued for preferred stock	(278,000)	(258,000)

Net income (loss) applicable to common shares	$390,434	$(1,106,683)

Basic income (loss) per common share	$0.03	$(0.10)

Diluted income (loss) per common share	$0.02	$(0.10)

Basic average number of common shares outstanding	11,307,930	11,307,930

Diluted average number of common shares outstanding	29,834,256	11,307,930

See notes to consolidated financial statements.

	Nine months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net revenues	$18,281,668	$17,818,257
Costs of revenues	16,205,704	15,899,863

Gross profit	2,075,964	1,918,394

Operating expenses
Selling, general and administrative	2,200,212	1,946,393
Depreciation and amortization	573,193	800,951
Loss on disposal of assets	62,706	0

Total operating expenses	2,836,111	2,747,344

Operating loss	(760,147)	(828,950)
Interest expense, net	(402,779)	(382,167)

Loss before income taxes	(1,162,926)	(1,211,117)
Income taxes	(6,634)	0

Net loss	(1,169,560)	(1,211,117)

Deemed dividends for preferred stock	0	(4,014,905)
Dividends accreted for preferred stock	(97,500)	(65,000)
Dividends accrued for preferred stock	(834,000)	(480,000)

Net loss applicable to common shares	$(2,101,060)	$(5,771,022)

Basic and diluted loss per common share	$(0.19)	$(0.51)

Basic and diluted average number of common shares outstanding	11,307,930	11,307,930

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Increase (Decrease) in Cash and Cash Equivalents Nine months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,169,560)	$(1,211,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573,193	800,951
Amortization of beneficial conversion	288,256	79,667
Loss on disposal of property, plant and equipment	62,706	0

Increase (decrease) in operating assets and liabilities:
Accounts receivable	88,711	(198,251)
Inventory	(12,510)	(37,684)
Deposits	(55,879)	(81,298)
Prepaid and other assets	(61,545)	(158,274)
Accounts payable and accrued expenses	273,685	(1,295,467)
Accrued payroll and other liabilities	(688,047)	655,315
Total adjustments	468,570	(235,041)
Net cash used in operating activities	(700,990)	(1,446,158)
Cash flows from investing activities
Advances on notes receivable from officer	0	(173,811)
Acquisition of show rights	0	(250,000)
Capital expenditures	(101,709)	(592,175)
Proceeds received from note receivable from officer	2,317	0
Net cash used in investing activities	(99,392)	(1,015,986)
Cash flows from financing activities
Conversion of debentures	0	58,514
Proceeds received from convertible debentures	0	650,000
Proceeds of issuing Series A Convertible Preferred Stock	0	6,700,000
Payment on long-term note	(173,315)	(473,500)
Payment on short-term borrowing	0	(3,450,000)
Payment on convertible debenture	(150,000)	0
Proceeds received on promissory notes	700,000	0
Net cash provided by financing activities	376,685	3,485,014

Net increase (decrease) in cash and cash equivalents	(423,697)	1,022,870
Cash and cash equivalents at beginning of period	955,363	517,353

Cash and cash equivalents at end of period	$531,666	$1,540,223

See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities

Accrued dividends on Series A Convertible Preferred Stock of $834,000 and $480,000 were attributable to and recognized during the nine months ended September 30, 2002 and 2001, respectively.

Accretion of dividends on Series A Convertible Preferred Stock was $97,500 and $65,000 during the nine months ended September 30, 2002 and 2001, respectively.

On March 25, 2002, the Company issued detachable warrants in conjunction with a short-term promissory note resulting in a discount of $281,609.

On July 24, 2002, the Company exchanged assets with a net book value of $75,000 for a lease receivable.

Deemed dividends relating to the issuance of Series A Convertible Preferred Stock on March 13, 2001, was $4,014,905.

Issuance of $1,350,000 convertible debentures in 2001 resulted in a beneficial conversion of $87,975.

On Stage Entertainment, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance, December 31, 2001	11,307,930	$113,079	$16,754,991	$(21,593,535)	$(4,725,465)
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(278,000)	(278,000)
Detachable warrants issued in conjunction with a short-term promissory note	—	—	281,609	—	281,609
Net loss	—	—	—	(1,540,883)	(1,540,883)
Balance March 31, 2002	11,307,930	$113,079	$17,036,600	$(23,444,918)	$(6,295,239)
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(278,000)	(278,000)
Net loss	—	—	—	(329,611)	(329,611)
Balance, June 30, 2002	11,307,930	$113,079	$17,036,600	$(24,085,029)	$(6,935,350)
Dividends accreted on Series A Convertible Preferred Stock	—	—	—	(32,500)	(32,500)
Accrued dividends on Series A Convertible Preferred Stock	—	—	—	(278,000)	(278,000)
Net income	—	—	—	700,934	700,934
Balance, September 30, 2002	11,307,930	$113,079	$17,036,600	$(23,694,595)	$(6,544,916)

See notes to consolidated financial statements.

On Stage Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2002

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

In the opinion of the management of On Stage and the Subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of the results for the full year. The consolidated financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with Management’s Discussion and Analysis and audited consolidated financial statements and notes included in our Form 10-KSB for the fiscal year ended December 31, 2001.

(2) Liquidity

We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings, and traditional bank financing.  We anticipate, based on our current cash projections, that our current cash balance and anticipated cash flow from operations are sufficient to fund our ongoing operations through the end of January 2003.  Because a number of our shows are dark in January and February, we are projecting a cash deficit during those months.  If we are unable to secure additional financing to fund operations during our slow season (i.e., first quarter 2003), we may have to defer and/or reduce certain operating expenditures.

(3) Acquisition of Country Tonite

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

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2001 assume the acquisition occurred as of January 1, 2000:

Nine months ended September 30, 2001
Net revenues	$17,818,257
Net loss from continuing operations	(1,339,304)
Loss per common share:
Basic and diluted	(0.52)

The unaudited results are not necessarily indicative of the results that would have been obtained had the acquisition happened as of an earlier date, nor are they indicative of future results.

Country Tonite had no revenue for the month of January 2001, as the show was closed during the off-season months.

(4) Promissory Notes

In March 2002, McCown De Leeuw & Co., Inc., a private equity investment firm (“MDC”), agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and was due and payable on July 1, 2002.  As of November 12, 2002, On Stage had not made this payment, nor had MDC taken any action with respect to the default. The promissory note provides, however, that MDC may, at its sole discretion, extend the maturity date to December 31, 2006.  We are currently in discussions with MDC to determine whether, and to what extent, it intends to extend the maturity date. In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of the Company’s common stock.  Using the Black-Scholes pricing model, the warrants were valued at $281,609 and recorded as a discount and amortized over the initial term.  The discount was amortized in full as of June 30, 2002.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorneys’ fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of the Company’s common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.  As of November 12, 2002, the $600,000 loan has not been drawn upon.

(5) Income (loss) per share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common shares	$390,434	11,307,930	$(0.03)	$(2,101,060)	11,307,930	$(0.19)
Effect of dilutive securities Convertible preferred stock	310,500	18,526,326		0	0
Dilutive earnings (loss) per share Net income (loss) applicable to common shares plus assumed conversions	$700,934	29,834,256	$(0.02)	$(2,101,060)	11,307,930	$(0.19)

For the three and nine months ended September 30, 2002, potential dilutive securities representing 3,513,950 outstanding common stock options, and 5,756,309 outstanding common stock warrants, are not included, since their effect would be anti-dilutive.  For the nine months ended September 30, 2002, 1,852,632 shares of preferred stock, which are convertible into 18,526,326 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 2,800,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels. These potentially dilutive securities are not included for the three and nine months ended September 30, 2002, because the contingency has not been met.

For the three and nine months ended September 30, 2001, potential dilutive securities representing 1,464,850 outstanding common stock options, 4,410,155 outstanding common stock warrants, and 1,852,632 shares of preferred stock, which are convertible into 18,526,326 shares of common stock, are not included, since their effect would be anti-dilutive.  Furthermore, On Stage has preferred stock warrants which convert into 2,800,000 shares of preferred stock which further convert into 28,000,000 shares of common stock contingent upon On Stage achieving certain EBITDA levels.  These potentially dilutive securities are not included, since the contingency has not been met.

(6) Commitments and contingencies

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

In July 2002, On Stage received notice of a civil complaint filed in the Circuit Court of Taney County, Missouri by TCK, L.P., the landlord for the theater in which On Stage presented its Legends in Concert show in Branson from August 1997 through December 2001.  The complaint alleged breach of contract for failure to pay a percentage of gross receipts and damage to property in excess of $200,000.  As of October 2, 2002, the proceedings in Missouri have been stayed pending binding arbitration in Las Vegas, Nevada.  As of November 12, 2002, the former landlord has not yet filed with the American Arbitration Association.  On Stage believes the case is without merit and intends to vigorously defend the action.

(7) Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing accounting pronouncements.  SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively.  It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

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

(8) Segment information

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

The following table sets forth the segment profit/(loss) and asset information:

	For the quarter ended September 30, 2002
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$1,652,641	2,500	5,465,738	0	7,120,879
Interest (income) expense	$(28)	(834)	(3,210)	38,485	34,413
Depreciation and amortization	$26,127	34,625	95,334	32,728	188,814
Segment profit (loss)	$417,339	(153,387)	1,210,351	(773,369)	700,934
Segment fixed assets	$2,837,129	1,295,758	1,154,320	1,151,489	6,438,696
Additions to long-lived assets	$25,083	535	7,517	1,814	34,949

	For the quarter ended September 30, 2001
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$1,832,690	2,900	5,486,456	0	7,322,046
Interest expense	$106	0	32,734	8,942	41,782
Depreciation and amortization	$79,315	18,632	126,506	31,699	256,152
Segment profit (loss)	$548,895	(233,456)	632,132	(763,754)	183,817
Segment fixed assets	$2,966,584	938,759	1,722,259	1,149,994	6,777,596
Additions to long-lived assets	$(36,159)	75,726	77,597	15,899	133,063

	For the nine months ended September 30, 2002
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$6,166,841	4,700	12,110,127	0	18,281,668
Interest (income) expense	$268	(834)	17,415	385,930	402,779
Depreciation and amortization	$76,190	104,718	293,439	98,846	573,193
Segment profit (loss)	$1,241,446	(448,188)	632,705	(2,595,523)	(1,169,560)
Segment fixed assets	$2,837,129	1,295,758	1,154,320	1,151,489	6,438,696
Additions to long-lived assets	$78,919	4,931	13,242	4,617	101,709

	For the nine months ended September 30, 2001
	Casinos	Production Services	Theaters	OSE	Total Consolidated
Revenues from external customers	$5,381,743	7,120	12,429,394	0	17,818,257
Interest expense	$1,115	0	171,456	209,596	382,167
Depreciation and amortization	$278,013	75,216	316,234	131,488	800,951
Segment profit (loss)	$1,608,895	(751,576)	56,839	(2,125,275)	(1,211,117)
Segment fixed assets	$2,966,584	938,759	1,722,259	1,149,994	6,777,596
Additions to long-lived assets	$(1,139)	82,625	441,072	69,617	592,175

(9)           Bravo Production

On July 12, 2002, On Stage gave notice to Gordon Gaming Corporation (d/b/a Sahara Hotel and Casino) and Charo Entertainment, Inc., terminating its Performance Engagement Agreement and its Co-Production Agreement, respectively. As such, effective July 28, 2002, On Stage terminated its involvement in the production of Bravo at the Sahara Hotel and Casino in Las Vegas, Nevada.

On July 24, 2002, the Board of Directors agreed to allow John W. Stuart, Chairman and Founder, to take over the production of Bravo, personally, under his newly-formed corporation, John Stuart Productions, Inc., and work directly with the Sahara and Charo Entertainment, Inc. in this endeavor. In accordance with that agreement, (1) Mr. Stuart’s involvement with the production of Bravo will take him away from his corporate duties at On Stage for no more than six hours per week; (2) at any time, On Stage has the option to purchase Mr. Stuart’s interest in the production of Bravo for a sum equal to any cash investment plus any cash losses incurred by John Stuart Productions, Inc., but not less than the fair market value at that time; (3) the agreement applies solely to the production of Bravo at the Sahara; and (4) nothing in the agreement changes the terms of Mr. Stuart’s Employment Agreement dated October 12, 2000, or his Non-Compete Agreement dated April 6, 2001.

On Stage negotiated a Lease Agreement with John Stuart Productions, Inc. to lease certain equipment, valued at $75,000, to John Stuart Productions, Inc. for use in the production of Bravo. The terms of lease call for a $10,000 down payment and weekly payments of $1,250. The effective rate of interest is 15%, and John Stuart Productions, Inc. will have the option to purchase the equipment at the end of lease for $1.

(10)         Settlement with Former Officer

In September 2002, On Stage reached a settlement agreement with its former President and Chief Operating Officer, David Hope, with respect to his Employment Agreement, dated March 1, 1996, as amended on February 1, 1997, and on July 7, 1999. The terms of that agreement include the following: (1) cash payments equaling $100,000, payable $25,000 at time of signing, $10,000 per month for seven months, and $5,000 in the eighth month; (2) a consent judgment for $122,000 which can be exercised only in the event of a default in the payments; and (3) a mutual release between On Stage and Mr. Hope.

(11)         Convertible Debentures

During late 2000 and early 2001, On Stage raised $700,000 and $650,000, respectively, from accredited private investors to assist with meeting its capital requirements, paying for expenses associated with its restructuring, and making deposits for the acquisition of Country Tonite and the live licensing rights for Ripley’s.  This private placement was issued in the form of convertible debentures.  On September 1, 2001, $1,200,000 of the $1,350,000 in convertible debentures were exchanged for Series A Preferred Stock. In December 2001, the remaining debenture of $150,000 was extended to July 2002.  On August 5, 2002, On Stage paid off the debenture in full with accrued and unpaid interest.

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

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  We had intangible show rights that amounted to a net $3.2 million at September 30, 2002.  Future events could cause us to conclude that impairment indicators exist and that such intangible assets are impaired.  Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 5 to the Unaudited Consolidated Financial Statements.

Results of Operations

The following tables set forth the results of operations for the reportable segments indicated:

	For the quarter ended September 30, 2002
	Casinos	Production Services	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenues	$1,652,641	2,500	5,465,738	7,120,879	0	7,120,879
Cost of revenues	1,191,185	119,087	4,156,161	5,466,433	0	5,466,433

Gross profit (loss)	461,456	(116,587)	1,309,577	1,654,446	0	1,654,446
Selling, general & administrative	27,381	0	2,246	29,627	699,997	729,624
Depreciation & amortization	26,127	34,625	95,334	156,086	32,728	188,814
(Gain) loss on disposal of assets	(9,363)	3,009	4,856	(1,498)	0	(1,498)

Operating income (loss)	417,311	(154,221)	1,207,141	1,470,231	(732,725)	737,506
Interest (income) expense, net	(28)	(834)	(3,210)	(4,072)	38,485	34,413

Net income (loss) before income taxes	417,339	(153,387)	1,210,351	1,474,303	(771,210)	703,093
Income taxes	0	0	0	0	2,159	2,159

Net income (loss)	$417,339	(153,387)	1,210,351	1,474,303	(773,369)	700,934

	For the quarter ended September 30, 2001
	Casinos	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$1,832,690	2,900	5,486,456	7,322,046	0	7,322,046
Cost of revenues	1,176,465	217,724	4,694,870	6,089,059	0	6,089,059

Gross profit (loss)	656,225	(214,824)	791,586	1,232,987	0	1,232,987
Selling, general & administrative	27,909	0	214	28,123	723,113	751,236
Depreciation & amortization	79,315	18,632	126,506	224,453	31,699	256,152

Operating income (loss)	549,001	(233,456)	664,866	980,411	(754,812)	225,599
Interest expense, net	(106)	0	(32,734)	(32,840)	(8,942)	(41,782)

Net income (loss)	$548,895	(233,456)	632,132	947,571	(763,754)	183,817

	For the nine months ended September 30, 2002
	Casinos	Production Services	Theaters	Sub-Total Operating Divisions	OSE	Total Consolidated
Net revenues	$6,166,841	4,700	12,110,127	18,281,668	0	18,281,668
Cost of revenues	4,779,301	346,495	11,079,908	16,205,704	0	16,205,704

Gross profit (loss)	1,387,540	(341,795)	1,030,219	2,075,964	0	2,075,964
Selling, general & administrative	78,999	0	16,850	95,849	2,104,363	2,200,212
Depreciation & amortization	76,190	104,718	293,439	474,347	98,846	573,193
(Gain) loss on disposal of assets	(9,363)	2,509	69,810	62,956	(250)	62,706

Operating income (loss)	1,241,714	(449,022)	650,120	1,442,812	(2,202,959)	(760,147)
Interest expense, net	268	(834)	17,415	16,849	385,930	402,779

Net income (loss) before income taxes	1,241,446	(448,188)	632,705	1,425,963	(2,588,889)	(1,162,926)
Income taxes	0	0	0	0	6,634	6,634

Net income (loss)	$1,241,446	(448,188)	632,705	1,425,963	(2,595,523)	(1,169,560)

	For the nine months ended September 30, 2001
	Casinos	Production Services	Theaters	Sub-Total Operating Segments	OSE	Total Consolidated
Net revenues	$5,381,743	7,120	12,429,394	17,818,257	0	17,818,257
Cost of revenues	3,398,130	683,480	11,818,253	15,899,863	0	15,899,863

Gross profit (loss)	1,983,613	(676,360)	611,141	1,918,394	0	1,918,394
Selling, general & administrative	95,590	0	66,612	162,202	1,784,191	1,946,393
Depreciation & amortization	278,013	75,216	316,234	669,463	131,488	800,951

Operating income (loss)	1,610,010	(751,576)	228,295	1,086,729	(1,915,679)	(828,950)
Interest expense, net	(1,115)	0	(171,456)	(172,571)	(209,596)	(382,167)

Net income (loss)	$1,608,895	(751,576)	56,839	914,158	(2,125,275)	(1,211,117)

Quarter Ended September 30, 2002 versus Quarter Ended September 30, 2001

Net Revenues. Revenues were approximately $7,121,000 for the quarter ended September 30, 2002 compared to $7,322,000 for the quarter ended September 30, 2001, a decrease of $201,000, or 2.7%.  Our revenue is derived from five business units (categorized by three reportable segments): Casinos, Theaters, Events, Merchandise, and Production Services.  Revenues from Events are included in the Casinos segment.  Revenues from Merchandise are included in the Theaters segment.

Casinos revenues were approximately $1,653,000 for the quarter ended September 30, 2002 compared to $1,833,000 for the quarter ended September 30, 2001, a decrease of $180,000 or 9.8%.  This decrease was primarily attributable to fewer limited engagement productions.

Production Services revenues were approximately $2,500 for the quarter ended September 30, 2002 compared to $2,900 for the quarter ended September 30, 2001, a decrease of $400.

Theaters revenues were approximately $5,466,000 for the quarter ended September 30, 2002 compared to $5,486,000 for the quarter ended September 30, 2001, a decrease of $20,000, or 0.4%.

Costs of Revenues. Total costs of revenues were approximately $5,466,000 for the quarter ended September 30, 2002 compared to $6,089,000 for the quarter ended September 30, 2001, a decrease of $623,000, or 10.2%.  Costs of revenues decreased to 76.8% of net revenues for the quarter ended September 30, 2002, as compared to 83.2% for the quarter ended September 30, 2001.  This decrease in costs of revenues as a percentage of revenues was primarily attributable to better cost control measures implemented in the Production Services and Theaters segments.

Selling, General and Administrative. Selling, general and administrative costs were approximately $730,000 for the quarter ended September 30, 2002 as compared to $751,000 for the quarter ended September 30, 2001, a decrease of $21,000, or 2.8%.  Selling, general and administrative costs decreased slightly to 10.2% of net revenues for the quarter ended September 30, 2002, as compared to 10.3% for the quarter ended September 30, 2001.

Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2002 decreased by $67,000, or 26.3%, as compared to the quarter ended September 30, 2001.  This decrease was primarily attributable to having fewer depreciable assets.

Operating Income (Loss). Operating income was approximately $738,000 for the quarter ended September 30, 2002 compared to $226,000 for the quarter ended September 30, 2001, an increase in operating income of $512,000.  The increase in operating income was primarily attributable to improved margins in the Theaters segment, the discontinuation of the Ripleys production, and the cost control measures implemented in the Production Services segment.

Interest Expense, Net. Interest expense for the quarter ended September 30, 2002 decreased by $7,000, as compared to the quarter ended September 30, 2001.  This decrease was primarily attributable to the repayment of the short-term borrowing.

Income Taxes. We have not accrued any federal income taxes for the quarter ended September 30, 2002, because of net losses incurred year to date. Because we cannot determine that we are more likely than not to recognize the deferred tax assets, we have provided for a full allowance against the deferred tax assets.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

Net Revenues. Revenues were approximately $18,282,000 for the nine months ended September 30, 2002 compared to $17,818,000 for the nine months ended September 30, 2001, an increase of $464,000, or 2.6%.  Our revenue is derived from five business units (categorized by three reportable segments): Casinos, Theaters, Events, Merchandise and Production Services.  Revenues from Events are included in the Casinos segment.  Revenues from Merchandise are included in the Theaters segment.

Casinos revenues were approximately $6,167,000 for the nine months ended September 30, 2002 compared to $5,382,000 for the nine months ended September 30, 2001, an increase of $785,000, or 14.6%.  This increase was primarily attributable to the addition of the Bravo show in Las Vegas, Nevada, which ran from November 2001 through July 2002, partially offset by decreases at other Casino venues.

Production Services revenues were $4,700 for the nine months ended September 30, 2002 compared to $7,120 for the nine months ended September 30, 2001, a decrease of $2,420, or 34.0%.  This decrease was primarily attributable to a reduction in equipment rental revenues.

Theaters revenues were approximately $12,110,000 for the nine months ended September 30, 2002 compared to $12,429,000 for the nine months ended September 30, 2001, a decrease of $319,000, or 2.6%.   This decrease was primarily attributable to the discontinuation of the Ripleys production, which ran from May 2001 through September 2001, and the decline in show counts at our Wild Bills venue due to a decrease in overall tourism since the terrorist attacks of September 11, 2001, partially offset by increased show counts at our Myrtle Beach Legends and Branson Legends venues.

Costs of Revenues. Total costs of revenues were approximately $16,206,000 for the nine months ended September 30, 2002 compared to $15,900,000 for the nine months ended September 30, 2001, an increase of $306,000, or 1.9%.  Costs of revenues decreased to 88.6% of net revenues for the nine months ended September 30, 2002, as compared to 89.2% for the nine months ended September 30, 2001.  This decrease in costs of revenues as a percentage of revenues was primarily attributable to better cost control measures implemented in the Production Services and Theaters segments.

Selling, General and Administrative. Selling, general and administrative costs were approximately $2,200,000 for the nine months ended September 30, 2002 as compared to $1,946,000 for the nine months ended September 30, 2001, an increase of $254,000, or 13.1%.  This increase in selling, general and administrative expenses was primarily attributable to the inclusion of senior management salaries for a full nine months, and expense recognized in association with the settlement agreement with our former president and chief operating officer.  Selling, general and administrative costs increased to 12.0% of net revenues for the nine months ended September 30, 2002 as compared to 10.9% for the nine months ended September 30, 2001.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2002 decreased by $228,000, or 28.4%, as compared to the nine months ended September 30, 2001. The decrease was primarily attributable to having fewer depreciable assets.

Operating Loss. Operating loss was approximately $760,000 for the nine months ended September 30, 2002 compared to an operating loss of $829,000 for the nine months ended September 30, 2001, a decrease in operating loss of $69,000, or 8.3%.  This decrease in operating loss was primarily attributable to the increase in margins in the Theaters segment and better cost control measures implemented in the Production Services segments, partially offset by a decrease in margins in the Casinos segment and the expense recognized in association with the settlement agreement with our former president and chief operating officer.

Interest Expense, Net. Interest expense for the nine months ended September 30, 2002 increased by approximately $21,000, as compared to the nine months ended September 30, 2001.  This increase was primarily attributable to the promissory note due to MDC, partially offset by the decrease in interest expense due to the repayment of the short-term borrowing associated with the acquisition of Country Tonite and the conversion of debentures both of which occurred subsequent to March 31, 2001.

Income Taxes. We have not accrued federal income taxes for the nine months ended September 30, 2002.  Because we cannot determine that we are more likely than not to recognize the deferred tax assets, we have provided for a full allowance against the deferred tax assets.

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

The following table sets forth On Stage’s net revenue for each of the last seven quarters ended September 30, 2002:

Net Revenues

($ in thousands)

Quarter ended,	March 31	June 30	September 30	December 31
Fiscal 2002	$4,538	$6,623	$7,121	$
Fiscal 2001	$4,026	$6,470	$7,322	$5,943

Liquidity and Capital Resources

General

We have historically met our working capital requirements through a combination of cash flow from operations, equity and debt offerings, and traditional bank financing.  We anticipate, based on our current cash projections, that our current cash balance and anticipated cash flow from operations are sufficient to fund our ongoing operations through the end of January, 2003.  Because a number of our shows are dark in January and February, we are projecting a cash deficit during those months.  If we are unable to secure additional financing to fund operations during our slow season (i.e., first quarter 2003), we may have to defer and/or reduce certain operating expenditures.

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

The convertible preferred stock has an annual dividend rate of 12%, of which 10% is payable in cash and 2% is payable in kind. The convertible preferred stock has a liquidation preference of $5.00 per share and is convertible into shares of common stock at a conversion price of $.50 or $.75 per share depending on certain factors.  There is a mandatory redemption provision under certain circumstances, including a change of control.  We are precluded from using the MDC investment to fund operating losses.  The first $6 million investment was made in March 2001 and was used to fund new productions. In August 2001, MDC funded its second investment by exercising warrants–per the terms of the prior MDC investment—for 400,000 shares of Series A Convertible Preferred Stock in consideration of $2,000,000.  At the time of MDC’s second investment, our financial performance failed to meet the minimum EBITDA thresholds set forth in the agreement as a condition to MDC’s obligation to fund the second tranche of its investment.   However, MDC agreed to consummate the funding if we issued it a warrant to purchase an additional 400,000 shares of our Series A  Convertible Stock at an exercise price of $0.00001, exercisable for a 10-year period.  The warrant may only be exercised if we fail to meet our cumulative EBITDA targets for the 2002 and 2003 calendar years.  MDC’s $2,000,000 investment will be convertible into either 4,000,000 shares of common stock, or, if we fail to achieve certain EBITDA targets, 8,000,000 shares of common stock.  We used the investment to fund the last $2,800,000 payment for the acquisition of Country Tonite due on July 31, 2001.

In March 2002, MDC agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and was due and payable on July 1, 2002.  As of November 12, 2002, On Stage had not made this payment, nor had MDC taken any action with respect to the default.  The promissory note provides, however, that MDC may, at its sole discretion, extend the maturity date to December 31, 2006.  We are currently in discussions with MDC to determine whether, and to what extent, MDC intends to extend the maturity date. In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black-Scholes pricing model, the warrants were valued at $281,609 and recorded as a discount and amortized over the initial term.  The discount was amortized in full as of September 30, 2002.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorney’s fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

In May 1997, we entered into a Master Equipment Lease Agreement (“Lease Agreement”) with First Security Bank of Nevada (“First Security”).  Pursuant to that Lease Agreement, we entered into four leases for a total of $1,094,764.  In March 1998, we entered into a Business Loan Agreement with First Security with respect to a $1,000,000 promissory note.  The Lease Agreement and the Business Loan Agreement contain various financial and other covenants that we must meet.  As of April 1999, we were in default under the Lease Agreement and the Business Loan Agreement for failure to make required payments.  Subsequently, we entered into a Litigation Forbearance Agreement (“Forbearance Agreement”) that contained a waiver for the noncompliance as of October 2000.  Under the Forbearance Agreement, we were required to make monthy payments of $50,000.  We are currently in default under the Forbearance Agreement because our recent monthly payments have been only $28,000.  We are in the process of obtaining a waiver from Wells Fargo Bank (successor bank to First Security) for the prior payments and are negotiating to have the monthly payment reduced to $28,000.  As of September 30, 2002, the outstanding balance under the Lease Agreement and the Business Loan Agreement was approximately $379,000.

Cash Flow

For the nine months ended September 30, 2002, we had net cash used in operations of approximately $701,000.  As of September 30, 2002, we had approximately $532,000 in cash and cash equivalents.  The operating deficit for the nine months ended September 30, 2002, was primarily attributable to the $1,170,000 loss, partially offset by depreciation and amortization.

For the nine months ended September 30, 2001, we had net cash used in operations of approximately $1,446,000. As of September 30, 2001, we had approximately $1,540,000 in cash and cash equivalents. The operating deficit for the nine months ended September 30, 2001, was primarily attributable to the $1,211,000 loss.

The net cash used in investing activities for the nine months ended September 30, 2002 of approximately $99,000 was primarily attributable to capital expenditures.  The net cash used in investing activities for the nine months ended September 30, 2001 of $1,016,000 was attributable to the acquisition of show rights, the addition to capital expenditures, and advances on a note receivable from an officer.

Net cash provided by financing activities for the nine months ended September 30, 2002 of approximately $377,000, was primarily attributable to the proceeds from the issuance of promissory notes, partially offset by payments made on the long-term note and repayment of the convertible debenture.  Net cash provided by financing activities for the nine months ended September 30, 2001 of approximately $3,485,000, was primarily attributable to the proceeds from convertible debentures and proceeds from the issuance of Series A Convertible Preferred Stock, partially offset by payments on both short-term and long-term debt.

Working Capital

At September 30, 2002, we had a working capital deficit of approximately $568,000 which resulted primarily from an increase in short-term debt and a decrease in cash and cash equivalents.  At December 31, 2001, we had a working capital deficit of approximately $289,000.

Item 3.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)           Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In March 2002, On Stage received notice of a civil complaint filed in the Superior Court of New Jersey - Law Division - Atlantic County on January 11, 2002, by former employees of Bally’s Park Place, Inc., a venue for one of our full time Legends productions, against Bally’s, On Stage and several Legends performers that we hire as independent contractors.  The complaint alleges violations of the New Jersey Law Against Discrimination, retaliatory termination by conspiracy, misconduct causing severe emotional distress, assault and battery, and loss of consortium, and seeks damages of $7,750,000, plus cost of attorneys’ fees.  On Stage has responded to the complaint, however it is too early for management to determine the probability of an unfavorable outcome and the range of possible loss, if any. On Stage believes that the case is without merit with respect to itself, and intends to vigorously defend the action.

In July 2002, On Stage received notice of a civil complaint filed in the Circuit Court of Taney County, Missouri by TCK, L.P., the landlord for the theater in which On Stage presented its Legends in Concert show in Branson from August 1997 through December 2001.  The complaint alleged breach of contract for failure to pay a percentage of gross receipts and damage to property in excess of $200,000.  As of October 2, 2002, the proceedings in Missouri have been stayed pending binding arbitration in Las Vegas, Nevada.  As of November 12, 2002, the former landlord has not yet filed with the American Arbitration Association.  On Stage believes the case is without merit and intends to vigorously defend the action.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

In March 2002, McCown De Leeuw & Co., Inc. a private equity investment firm (“MDC”), agreed to loan On Stage $1,300,000 in the form of promissory notes with detachable warrants to purchase shares of the Company’s common stock.  Interest on the notes is payable at the rate of 15% per annum, compounded quarterly, and the warrants have an exercise price of $.50 per share exercisable for a ten-year period.  The first loan, in the amount of $700,000, was funded on March 27, 2002 and was due and payable on July 1, 2002.  As of November 12, 2002, On Stage had not made this payment, nor had MDC taken any action with respect to the default. The promissory note provides, however, that MDC may, at its sole discretion, extend the maturity date to December 31, 2006.  We are currently in discussions with MDC to determine whether, and to what extent, MDC intends to extend the maturity date. In connection with the $700,000 promissory note, MDC received warrants to purchase 1,346,154 shares of common stock.  Using the Black-Scholes pricing model, the warrants were valued at $281,609 and recorded as a discount and amortized over the initial term.  The discount was amortized in full as of September 30, 2002.  The funds will be used (1) to reimburse MDC $250,000 of expenses incurred on behalf of On Stage, including but not limited to attorney’s fees incurred in connection with this promissory note, and (2) for working capital purposes within the ordinary course of business. The second loan, in the amount of $600,000, with warrants to purchase 1,153,846 shares of common stock, will be deposited in a separate bank account and may be withdrawn only for direct use in connection with our participation and investment in a potential future project.

In May 1997, we entered into a Master Equipment Lease Agreement (“Lease Agreement”) with First Security Bank of Nevada (“First Security”).  Pursuant to that Lease Agreement, we entered into four leases for a total of $1,094,764.  In March 1998, we entered into a Business Loan Agreement with First Security with respect to a $1,000,000 promissory note.  The Lease Agreement and the Business Loan Agreement contain various financial and other covenants that we must meet.  As of April 1999, we were in default under the Lease Agreement and the Business Loan Agreement for failure to make required payments.  Subsequently, we entered into a Litigation Forbearance Agreement (“Forbearance Agreement”) that contained a waiver for the noncompliance as of October 2000.  Under the Forbearance Agreement, we were required to make monthly payments of $50,000.  We are currently in default under the Forbearance Agreement because our recent monthly payments have been only $28,000.  We are in the process of obtaining a waiver from Wells Fargo Bank (successor bank to First Security) for the prior payments and are negotiating to have the monthly payment reduced to $28,000.  As of September 30, 2002, the outstanding balance under the Lease Agreement and the Business Loan Agreement was approximately $380,000.

Item 4.    Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders on July 24, 2002, On Stage's seven directors were re-elected to the Board of Directors.  There were 18,531,804 votes for and no votes withheld, for each of John W. Stuart, Timothy J. Parrott, Gregory J. McIntosh, Robert O. Hellman, Jr., Fred Ordower, John D. Weil and Sigmund Rogich.

The stockholders also voted to approve the appointment of BDO Seidman, LLP as On Stage's independent auditors for the fiscal year ended December 31, 2002.  The vote was 18,531,804 for, none against and none abstained.

Item 5.    Other Information

Effective November 12, 2002, Margaret Ann Freman, On Stage’s Senior Vice President and Chief Financial Officer, will resign from On Stage to pursue other opportunities. John D. Weil, an executive of McCown De Leeuw & Co. and a director of On Stage since September 2001, will serve as interim Senior Vice President and Chief Financial Officer of On Stage.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1   Certification Pursuant to U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarterly period ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON STAGE ENTERTAINMENT, INC.

Date: November 12, 2002	By:	/s/ TIMOTHY J. PARROTT
Timothy J. Parrott
Chief Executive Officer

Date: November 12, 2002	By:	/s/ MARGARET ANN FREMAN
Margaret Ann Freman
Senior Vice President and Chief Financial Officer

I, Timothy J. Parrott, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of On Stage Entertainment, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a signigicant role in the registrant’s internal controls; and

A-1

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Timothy J. Parrott
Timothy J. Parrott
Chief Executive Officer

A-2

I, Margaret Ann Freman, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of On Stage Entertainment, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a signigicant role in the registrant’s internal controls; and

A-1

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Margaret Ann Freman
Margaret Ann Freman,
Chief Financial Officer

A-2